Form 10QSB
period 2000-03-31
COM GUARD COM INC
filed 2000-12-07
CIK 1103759

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       or
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-29501


                                     [LOGO]



                               COM-GUARD.COM, INC.
             (Exact name of registrant as specified in its charter)


                     NEVADA                                    33-0879853
 (State or other jurisdiction of incorporation or         (IRS Employer ID No.)
                  organization)

                          2075 CORTE DEL NOGAL, SUITE B
                           CARLSBAD, CALIFORNIA 92009
                    (Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (760) 431-2206

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                       ---   ---

The number of shares outstanding of the registrant's common stock as of March 31, 2000, was 9,571,000.


                                                                                                      PAGE
PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS
         Balance Sheets
              March 31, 2000 (unaudited) and June 30, 1999 (audited)                                   2
         Statements of Operations
              Three months ended March 31, 2000 and 1999 (unaudited)                                   3
         Statements of Operations
              Nine months ended March 31, 2000 and 1999 (unaudited)                                    4
         Statements of Cash Flows
              Nine months ended March 31, 2000 and 1999 (unaudited)                                    5
         Notes to Financial Statements.                                                                6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                  7
         ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK                                           9

PART II - OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS                                                                   10
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                           10
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                     10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 10
         ITEM 5.  OTHER INFORMATION                                                                   10
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    10
         EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                                         11

SIGNATURES                                                                                            12


                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                                 BALANCE SHEETS


                                                  ASSETS
                                                                                6/30/99          3/31/00
                                                                               (AUDITED)       (UNAUDITED)
        Current assets
             Cash                                                             $  221,285        $  74,102
             Vendor advance to purchase inventory                                 50,000                -
             Inventories                                                               -          483,414
             Prepaid expenses                                                      2,500                -
                                                                              ----------        ---------
                  Total current assets                                           273,785          557,516
                                                                              ----------        ---------

        Fixed assets
             Furniture and equipment                                              20,844           33,136
             Accumulated depreciation                                             (1,596)          (7,396)
                                                                              ----------        ---------
                  Furniture and equipment, net                                    19,248           25,740
                                                                              ----------        ---------

                                                                              $  293,033        $ 583,256
                                                                              ==========        =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities
             Accounts payable and accrued liabilities                         $   11,920        $ 105,692
             Notes payable                                                             -          200,000
                                                                              ----------        ---------
                  Total current liabilities                                       11,920          305,692
                                                                              ----------        ---------


        Stockholders' equity
             Common stock, $0.001 par value, 100,000,000 shares
                authorized; 9,094,500 and 9,571,000 shares issued and
                outstanding at June 30, and March 31, 2000                         9,095            9,571
             Additional paid-in capital                                          919,705        1,575,729
             Stockholder loans and advances                                      (55,000)        (170,089)
             Accumulated deficit during development                             (592,687)      (1,137,647)
                                                                              ----------        ---------
                  Total shareholders' equity                                     281,113          277,564
                                                                              ----------        ---------
                                                                              $  293,033        $ 583,256
                                                                              ==========        =========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                           MARCH 31
                                                         1999            2000
                                                  -----------   -------------
Revenues
   Interest                                       $       598   $       1,531
                                                  -----------   -------------

Costs and expenses
   Research and development                            60,883          31,050
   Provision to write down inventory                        -         148,126
   General, and administrative                         42,064         111,410
                                                  -----------   -------------
                                                      102,947         290,586
                                                  -----------   -------------
Net loss                                          $  (102,349)  $    (289,055)
                                                  ===========   =============

Net loss per share available to common
   shareholders
     Basic and Diluted                            $     (0.01)  $       (0.03)
                                                  ===========   =============

Weighted average common shares                      8,331,742       9,559,333


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      NINE MONTHS ENDED            FROM INCEPTION
                                                           MARCH 31                    THROUGH
                                                                                      MARCH 31
                                                         1999            2000                 2000
                                                         ----            ----                 ----
Revenues
   Interest                                     $         598     $     3,381          $     6,409
                                                -------------     -----------          -----------


Costs and expenses
   Research and development                            60,883          69,323              460,814
   Provision to write down inventory                        -         148,126              148,126
   General, and administrative                        103,956         330,892              535,116
                                                -------------     -----------          -----------
                                                      164,839         548,341            1,144,056
                                                -------------     -----------          -----------

Net loss                                        $    (164,241)    $  (544,960)         $(1,137,647)
                                                =============     ===========          ===========

Net loss per share available to common
   shareholders
     Basic and Diluted                          $       (0.02)    $     (0.06)         $     (0.14)
                                                =============     ===========          ===========

Weighted average common shares                      7,434,571       9,304,073            8,175,656


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                                             FROM INCEPTION
                                                                  NINE MONTHS ENDED              THROUGH
                                                                       MARCH 31,                 MARCH 31,
                                                                1999              2000             2000
                                                                ----              ----             ----
Cash flows from operating activities
   Net loss                                                 $  (164,241)     $  (544,960)    $  (1,137,647)

Adjustments to reconcile net loss to net cash
   from operating activities
       Depreciation                                                   -            5,800             7,396
       Provision to write down inventory                              -          148,126           148,126
       Stock issued for services                                 83,800           26,500           125,300
       Stock issued for research and development                 50,000                -           360,000
       Services provided as contributed capital                  15,000           30,000            60,000
       Changes in operating assets and liabilities
       Vendor advance                                                 -           50,000                 -
       Inventory                                                      -         (631,540)         (631,540)
       Prepaid expenses                                               -            2,500                 -
       Accounts payable and accrued liabilities                       -           93,773           105,693
                                                            -----------      -----------     -------------
         Net cash from operating activities                     (15,441)        (819,801)         (962,672)
                                                            -----------      -----------     -------------

Cash flows from investing activities
   Capital expenditures                                          (6,157)         (12,293)          (33,137)
                                                            -----------      -----------     -------------

Cash flows from financing activities
   Issuance of notes payable                                          -          200,000           200,000
   Proceeds from issuance of stock                              225,500          600,000         1,040,000
   Stockholder loans and advances                               (15,602)        (115,089)         (170,089)
                                                            -----------      -----------     -------------
        Net cash from financing activities                      209,898          684,911         1,069,911
                                                            -----------      -----------     -------------

Net increase (decrease) in cash and cash equivalents            188,300         (147,183)           74,102

Cash, beginning of period                                             -          221,285                 -
                                                            -----------      -----------     -------------
Cash, end of period                                         $   188,300      $    74,102     $      74,102
                                                            ===========      ===========     =============

Supplemental disclosure of cash flow information
     Interest paid                                                    -                -                 -
     Taxes paid                                                       -                -                 -


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Com-Guard.com, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 1999. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

The Company was formed and incorporated in the state of Nevada on October 7, 1998 as e-WORLD SECURITY, INC. On April 16, 1999 the Company changed its name to COM-GUARD.COM, INC. Planned principal operations of the Company have not yet commenced; activities to date have been limited to forming the Company, assembling a management and consultant team, identifying markets, developing products, and obtaining initial capitalization. The Company intends to sell products that afford security protection to computer hardware and software in microcomputers.

NOTE 2: NET LOSS PER COMMON SHARE

Basic loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss available to common shareholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. Diluted loss per common share ("Diluted EPS") is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per share. All potential common shares are anti-dilutive; therefore, Basic EPS equals Diluted EPS.

NOTE 3: INVENTORIES

Inventories consist of work in process stated at the lower of cost (first-in, first-out) or market. During the quarter ended March 31, 2000, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

NOTE 4: NOTES PAYABLE

During the fiscal quarter ended March 31, 2000, the Company issued three convertible notes together totaling $200,000. The notes bear 7% interest and mature one year from the date of issuance. The principal and unpaid interest is due at maturity. The note holders have the option to convert the all unpaid principal and interest, only in their entirety, to common stock at $1.00 per share, at any time until the due date, at which time the right to convert expires.

NOTE 5: SHAREHOLDERS' EQUITY

During the fiscal quarter ended March 31, 2000, the Company issued 25,000 shares of common stock for cash at a purchase price of $1 per share.

NOTE 6: COMMITMENTS AND CONTINGENCIES

The Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors impact the Company's ability to operate. Management is seeking additional equity financing to fund planned operations;

management believes actions currently being taken provide the opportunity for the Company to operate. However, there is no assurance that the Company will be able to obtain such financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. The discussion of the Company's business contained in this Quarterly Report on Form 10-QSB may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

         The Company was incorporated as e-World Security, Inc. in the State of Nevada on October 7, 1998. The Company's name was changed to Com-Guard.com, Inc. and filed on April 16, 1999.

         The Company has limited operating history and is in the development stage. It's principal business is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company's initial product, Com-Guard(TM), includes unique software and hardware that will enable users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

         The Com-Guard-TM- system monitors a computer or network and detects, through proprietary software and hardware, unauthorized attempts to use, tamper with, or remove data or equipment. The system is designed to generate an alarm, which can be sent to any receiving device, including pagers, telephones, and other computers.

         The market for Com-Guard-TM- consists of individual users and industry. The popularity of the internet has created a need for both data security and access limitations. Limiting access to sensitive and/or confidential files has grown to be a need for all users of microcomputers.

         Home automation, including systems to provide "internal" security to certain areas of a home or office, represents an additional market for Com-Guard-TM-. The system, installed in a PC, has the ability to function as an internal home security system, controlling a series of sensors to protect against theft and intrusion, and child safety.

         The Company's business continues to be the development phase. Accordingly, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters as the Company prepares to launch and market its first products.

         The Company's current strategy is to develop, commercialize and distribute its products. To successfully execute its strategy, the Company will need to improve its working capital position. The Company needs to raise additional funds to fully develop its business. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company will be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. Also See "Risks and Uncertainties" included in this discussion.

RESULTS OF OPERATIONS

NET REVENUES

         Revenues were $1,531 and $598 for the three month period ended March 31, 2000 and 1999, respectively. Revenues were $3,381 and $598 for the nine month period ended March 31, 2000 and 1999, respectively. All revenues were from interest earned from bank deposits. The increases from 1999 to 2000 were due to corresponding increases in average cash balances.

RESEARCH AND DEVELOPMENT EXPENSES

         For the three month period ended March 31, 2000 and 1999, research and development expenses were $31,050 and $60,883, respectively. For the nine month period ended March 31, 2000 and 1999, research and development expenses were $60,883 and $69,323, respectively. Included in the figures for the period ended March 31, 1999 is $50,000 of research and development relating to the acquisition of core product technology, which was made through the issuance of common stock. Technological feasibility has not yet been established for this technology. Cash expenditures to develop the core technology increased from $10,883 to $31,050 for the three month period ended March 31, 1999 and 2000, and from $10,883 to $69,323 for the nine month period ended March 31, 1999 and 2000, respectively.

PROVISION TO WRITE DOWN INVENTORIES

         During the quarter ended March 31, 2000, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $111,410 and $42,064 for the three month period ended March 31, 2000 and 1999, respectively, an increase of $68,346 or 162%. For the nine month period ended March 31, 2000 general and administrative expenses were $330,892 compared to $103,956 for the nine months ended March 31, 1999, an increase of $226,936 or 218%. The increases were due to several factors related to building the business, including increases in expenses related to facilities and staff. More specifically, general and administrative expenses included salaries and related costs for general corporate functions, including finance, accounting, facilities, legal, advertising, marketing related expenses, and fees for professional services.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock.

         As of March 31, 2000, the Company had working capital of $251,824 as compared to working capital of $261,865 at June 30, 1999. The $10,041 or 4% decrease in working capital is due primarily to the provision of $148,126 to write down inventory to the lower of cost or market. During the nine months ended March 31, 2000 the Company raised capital of $630,000 in cash and $26,500 in services, which has been the Company's principal source of liquidity since its inception.

         The Company has no material commitments for capital expenditures.

RISKS AND UNCERTAINTIES

LACK OF OPERATIONS AND PROFITABILITY.

The Company is in the development-stage and commenced pre-operating activities approximately one year ago. It has no history of operations or profits in the industries in which it participates.

UNCERTAINTY OF COMMERCIAL SUCCESS.

Although the Company is optimistic about its revenue and profitability prospects, there can be no assurance of commercial success of its Com-Guard product. Furthermore, the computer industry is characterized by rapid change and growth. There can be no assurance that the Company will be able to keep up with the pace of technological change or fund its growth.

COMPETITION.

The Company is subject to competition from other companies that may try to emulate or compete with similar products or services. These competitors have been in the business longer than the Company and may have large executive and operating staffs. There can be no assurance that the Company's prospects will not be adversely affected by competition from these companies.

NEED FOR ADDITIONAL FINANCING.

The Company will require additional financing in order to establish profitable, ongoing operations; there is no assurance that such financing will be available or, if available, that it can be obtained on terms favorable to the Company.

DEPENDENCE ON MANAGEMENT.

The Company is largely dependent upon the efforts and abilities of Dr. Edward W. Savarese and there can be no assurance that the Company can be successful in operating the Company should the services of Dr. Savarese be unavailable. Dr. Savarese has had extensive experience in marketing, sales and financing. He has managed for Hewlett-Packard and has extensive contacts in the computer industry.

DIVIDENDS.

The Company has never paid a cash dividend on its common stock. The Company is not obligated to pay a dividend on its common stock and does not anticipate payment of any dividends for the foreseeable future. The Company anticipates retaining its earnings to finance its operations, growth, and expansion.

NO ASSURANCE OF PUBLIC MARKET; POTENTIAL VOLATILITY OF STOCK PRICE.

There currently is no public trading market for the Company's common stock. There can be no assurance that an active public trading market can be established or sustained. Furthermore, if a public market for the common stock is established, the shares could be subject to significant fluctuations in response to operating results and other factors, many of which are not within the control of the Company.

DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISKS OF THIRD PARTY INFRINGEMENT CLAIMS.

Although the Company has received patent protection, there can be no assurance that the Company's measures to protect its current proprietary rights will be adequate to prevent misappropriation of such rights or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent to or superior to the Company's technologies. Additionally, although the Company believes that its products and technologies do not infringe upon the proprietary rights of any third parties, there can be no assurance that third parties will not assert infringement claims against products and technologies that the Company licenses, or has the rights to use, from third parties. Any such claims, if proved, could materially and adversely affect the Company's business and results of operations. In addition, though any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with litigation or other resolution of such claims could materially and adversely affect the Company's business and results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         (3) Articles of incorporation and bylaws of Com-Guard.com, Inc., as amended, incorporated by reference to Form 10-SB, as amended, filed October 11, 2000.

         10(a) Technology Purchase Agreement, dated January 14, 1999, with Kyungki System Co., Inc., incorporated by reference to Form 10-SB filed, as amended, October 11, 2000.

         10(b) Consulting Agreement, dated January 1, 1999, with Woo Young Kim, incorporated by reference to Form 10-SB filed, as amended, October 11, 2000.

         (27)     Financial Data Schedule

(b) Reports on Form 8-K:

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 7, 2000

COM-GUARD.com, INC.

BY: /s/ EDWARD W. SAVARESE
--------------------------
Edward W. Savarese
Chief Executive Officer
(Principal Financial and Accounting Officer)