Form 10KSB
period 2000-06-30
COM GUARD COM INC
filed 2001-05-18
CIK 1103759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

Commission file No. 0-29501

COM-GUARD.COM, INC
(Exact name of registrant as specified in its charter)

(A Development Stage Entity)

NEVADA (State or other jurisdiction of incorporation or organization)	33-0879853 (IRS Employer ID No.)

2075 Corte del Nogal, Suite B
Carlsbad, California 92009
(760) 431-2206
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /x/ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

At March 31, 2001, there was no market value of the voting stock of the Registrant as, to date, there has been no trading on any stock exchange in the Registrant's common stock,

At March 31, 2001, there were 10,292,000 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

Forward Looking Statements

    In addition to historical information, this Annual Report on Form 10-KSB may contain forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risks and Uncertainties." References in this Annual Report on Form 10-KSB to "Com-Guard.com" and the "Company" are to Com-Guard.com, Inc.

PART I

Item 1.  Description of Business.

    Com-Guard.com, Inc. (the "Registrant" or the "Company") was incorporated as e-World Security, Inc. in the State of Nevada on October 7, 1998. The Company's name was changed to Com-Guard.com, Inc. and filed on April 16, 1999.

    The Registrant has limited operating history. The principal business of the Registrant is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company's initial product, Com-Guard™, includes unique software and hardware that will enable users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

    Com-Guard is able to lock down data files so that if there is a security violation locally or on the net the intruder will not be able to read the files in the Com-Guard protected area. The Company's Web-Guard™ product will keep unauthorized users from using their browser and therefore limit their access to the internet.

    The Registrant's present business address is 2075 Corte del Nogal, Suite B, Carlsbad, California 92009.

Overview.

    Com-Guard.com, Inc. will provide a group of products, called Com-Guard, to provide users of personal computers with (1) internet security, (2) file and hardware security, and (3) internal facility security.

    The Com-Guard system monitors a computer or network and detects, through proprietary software and hardware, unauthorized attempts to use, tamper with, or remove data or equipment. The system is designed to generate an alarm and a message, which can be sent to any receiving device, including pagers, telephones, other computers, etc.

    The market for Com-Guard consists of individual users and industry. The popularity of the Internet has created a need for both data security and access limitations. Limiting access to sensitive and/or confidential files has grown to be a need for all users of microcomputers.

    Home automation, including systems to provide "internal" security to certain areas of a home or office, represents an additional market for Com-Guard. The system, installed in a PC, has the ability to function as an internal home security system, controlling a series of sensors to protect against theft and intrusion, and can be utilized for child safety, etc.

    The Company is managed by experienced individuals who have worked in the microcomputer industry for many years.

The Product.

    Com-Guard is a PC-based hardware/software system. It provides features to provide security for computers, networks, and home/office environments.

  Protection from computer tampering and theft: Over $8 billion of computers are stolen annually. Com-Guard provides an internal sensor in the computer, which enables an alarm to inform the user of any movement of the system. The system can be enabled remotely with a "clicker" device similar to that used in automobiles, which can be carried on a key chain.

  Protection of valuable PC components from tampering and theft: While billions are lost annually due to theft of computers, substantial theft is attributable to tampering and theft of components, such as mice, memory, disk drives, keyboards, etc. The Com-Guard system detects any vibration of the system, and provides a warning alert to the owner of the system.

  Prevent unauthorized access to PC: Unauthorized access to a PC can range from children logging onto internet sites without parental knowledge or permission, to office co-workers accessing confidential and sensitive files from a PC without the user's knowledge or consent. Com-Guard software allows the user to lock out certain applications, directories, and/or files. Additionally, Com-Guard provides a log of all attempts at unauthorized access.

  Internal home/office security features: Com-Guard, through interconnected sensors (heat, motion, video, etc.) can serve as a central internal security system. The same alarm capabilities and event logging features of the basic PC security system are enabled in an environment that protects the entire environment. The end user can connect a motion detector, video camera or other security products that will be provided by the Registrant, to the connectors on the back of the Com-Guard hardware.

  Battery backup: In the event of power failure or deliberate disconnection of the computer, Com-Guard continues to operate with its own battery backup on the computer hardware.

  Remote notification: Com-Guard alarm messages can be routed to remote devices such as pagers and telephones.

    Com-Guard will be offered in several configurations depending upon the need of the individual customer. Com-Guard will consist of three products: (1) Com-Guard-local version, including Com-Guard hardware and Soft-Guard™ software; (2) Com-Guard-network version, including Com-Guard hardware, Soft-Guard, and network client/server software; (3) Soft-Guard-software only; and (4) Web-Guard—a software package to provide limiting access to the browser will be free.

The Market.

    The U.S. personal computer industry consists of thousands of computer manufacturers, assemblers, OEMs, and peripheral/parts producers. Their products are sold and supported by a variety of distributors, resellers, systems integrators, retail merchants, and service companies. Saturating markets and increasing competition is forcing vendors to seek new users in homes, small businesses and classrooms with revamped marketing strategies and lower cost computers. The information on the size of the PC Computer Industry and network market is considered pertinent because the Registrant cannot sell and install a Com-Guard board and its related software unless there are Personal Computers that are installed.

    Shipments of personal computers (including desktops, network servers, and portables) exceeded 25 million in 1996, while revenues were over $60 billion, according to Dataquest. This included computers manufactured in the United States by domestic and foreign firms, plus imported systems. PCs with Pentium processors represented over 70 percent of shipments. In 1996, the U.S. installed base of personal computers grew to 85 million units.

    According to recent research, market growth in the 10 to 20 percent range will continue into the new century, with annual unit shipments approaching 60 million by the year 2002. By this time, computer use in the United States will be substantially more pervasive, especially in homes and educational institutions, and will impact more human activities. Consumer sales will define the market as telecommuting, electronic commerce, digital home "infotainment" systems, and Internet access attain high levels of market penetration. There will be more types of computers, from single use to multi-purpose devices, networks will be all encompassing (including in the home), and the use of portable and wireless technologies will be widespread.

    With the exception of anticipated growth in sales via electronic commerce (the Internet, TV shopping networks, etc.), there should be minimal shifts in market share among the various distribution channels. The outlets with the highest projected growth through 2000 are the large computer, office product, and consumer electronics superstores. These large retailers will focus on providing more product support and services to their customers. Direct response and mail order sales are also expected to do well. The channels that may be most negatively affected by current trends toward consolidating marketing and selling at the national level will be small operations, like computer specialty stores and VARs, which will lose market clout.

    Major vendors are beginning to target small businesses, which form the least penetrated, fastest growing business sector. Market drivers include the improved availability of PCs in consumer outlets at attractive prices and new efforts by major vendors to address the problems faced by these companies, most of which have limited resources and technical know-how. Sales to the more than 6 million firms with less than 100 employees in the United States constitute the largest share of shipments to the business sector, rising to an estimated 42 percent by the year 2000. The small business sector represents more than 60 percent of business employees.

    Sales to the nation's 100 million U.S. households jumped dramatically in 1994 and 1995. Growth during this period averaged 30 percent per year. Besides price, this sector is driven by growth in telecommuting and home businesses, improved consumer software, and more recently, the popularity of the Internet and online information services. Vendors are beginning to base computer designs on consumer preferences and needs and to promote these features, rather than solely pushing technology and performance. About 35 percent of the 100 million U.S. households owned personal computers in 1996, while one-fourth of all PC households had multiple computers.

    Sales of PCs to educational institutions in the United States during 1996 exceeded 1.8 million units, about 8 percent of total shipments for the year. Although there is a high number of PCs in the computer labs and libraries of K-12 schools, personal computers have not yet visibly penetrated the classroom for instructional purposes. Additional funding, more curriculum-based software, lower prices, and intensified training and technical awareness among teachers and administrators should lead to greater growth in this sector.

    National, state and local governments are a small, but growing, market segment, representing about 8 percent of total units shipped in 1996 and 10 percent of server sales, according to Dataquest. Unit shipments exceeded 1.9 million and were valued over $4.3 billion. There is an estimated installed base of over 3 million PCs in the Federal Government, over 90 percent of which are connected to LANs. Future demand at all levels of government will be stimulated by greater emphasis on enhancing employee productivity and the ongoing modernization of government programs.

    Networking is having an increasingly profound effect on the PC industry, from local area networks (LANs) and wide area networks to the Internet and intranets. Over half of the business PCs in the

United States are now connected via a LAN and 80 percent of all organizations with more than 100 employees have a LAN installed according to International Data Corporation ("IDC"). Networking and client/server technologies have enabled the personal computer to play a greater role in mission-critical business functions, which expands its value to companies and reduces the status of legacy mainframe and midrange systems. LAN functions are graduating from traditional print sharing, file transfer, and e-mail uses to transaction processing, management support, and Internet access applications. Users are also seeking to link LANs to wider areas to accommodate regional offices and to provide remote access to home workers.

    Like multimedia in the early 1990s, the Internet is creating a revolution in the way PCs are used in organizations and households. In 1996 the number of Internet users worldwide was estimated at 50 million, and the number has been growing exponentially. In 1999, there were approximately 100 million users. After traditional business applications, the Internet could historically be the biggest driver of PC sales, especially in the home, as the World Wide Web takes on more electronic commerce and consumer applications. Since the Internet is a global phenomenon, demand for PCs and network servers will be stimulated in all regions. Although the United States accounts for about two-thirds of the over 13 million host computers on the Internet, other countries are creating sites at a fast pace, led by Japan and Western Europe. Organization-specific intranets are also gaining popularity. It has been estimated that over 90 percent of Fortune 1000 companies have either established or plan to establish an intranet. These are closed or tightly controlled networks within the Internet that are used for e-mail, information dissemination, and other business functions.

    According to Dataquest, the global market for personal computers is over $168 billion. Unit shipments have been growing at an annual rate of 70 million, feeding an installed base of over 228 million machines. The largest national markets were the United States (36 percent of global shipments) and Japan (11 percent), followed by the major Western European countries. Regionally, North America represented 39 percent of the world market, Western Europe, 23 percent, and Asia, most of the rest.

    Sources used in the above analysis are: Dataquest. (http://www.dataquest.com); and IDC., (http://www.idcresearch.com).

    Increased use of the internet and of enterprise-wide internal networks increases the complexity of the IT environment, which requires the use of IT security tools. Some of the tools used most often for network and data security have been commercially available for over a decade. Newer technologies—those moving away from standard hardware and software password protection—are now being introduced to the marketplace.

    A recent IDC survey of businesses revealed that security is of paramount concern in the enterprise. Increased use of the Internet and corporate growth are among the most significant business drivers for adding security; and there was little evidence that these pressures would change over the next several years.

    The IDC survey also covered the priority given by respondents to securing assets. Other than virus protection, which has been addressed by dozens of products over the past few years, the most important concern was corruption of data and unwanted disclosure of data.

    Finally, the IDC report indicated a general dissatisfaction with the usability and integration of current security technologies, which represents an opportunity for Com-Guard and associated technologies.

Business Strategy.

    The Company's fundamental strategy is to position its Com-Guard product as a preferable method of PC security to end-users, businesses, and institutions worldwide.

    Prior to the Company acquiring the worldwide rights to the product, Guardtec, Inc. (formerly, Kyungki System Co. Ltd.) had sold over 5,000 units of an earlier version of Com-Guard.

    Production of the product and inventory procurement have been arranged with the original Korean developer/manufacturer. The Korean developer/manufacturer will be used to manufacture the Com-Guard product, assuming that price and delivery will be agreed to by both parties. Management believes that its costs will remain competitive with alternative sources of supply. In any case, the Company does not, at this time, plan to build its own manufacturing capability and will continue to outsource Com-Guard inventories. The principal supplier as mentioned, will be Guardtec, Inc. The Company believes that there are many contract manufacturing companies that would bid on manufacturing the Com-guard product.

    End-user marketing will focus on providing a limited version of the product over the Company's internet site. In this way, the product is exposed to a broad sector of the market that would match the profile of our consumer. Customers could order broadened feature sets of the product direct from the Company, or from resellers, who might stock the product in stores.

    Com-Guard will be made available to selected resellers either as a branded product or under private-label arrangements. The product would be merchandised for sale with new computer systems or as an add-on product to existing PC owners. The Company intends to use standard distribution such as major distributors, specialty distributors in the enterprise area and computer resellers located throughout the United States.

    The Company's sales force will be responsible for selling direct to business and commercial accounts' principally Fortune 1000 companies whose needs for the product have been validated by the research.

    The Company will plan and execute an integrated advertising public relations campaign to promote Com-Guard, including participation in trade shows and seminars, and frequent use of consumer and trade publications.

    Neither the Company nor anyone acting on behalf of the Company, to date, has taken any affirmative steps to request or encourage any broker-dealer to act as a market-maker for the Company's securities.

Competition.

    While many security products for the PC are available, most are either inadequate or too costly for general consumption and use. Most products are either costly "firewall" systems for internet management, or software products that rely on complex encryption technologies or password protection, which has proven both cumbersome and inadequate. Furthermore, existing technologies do not combine the features of data security as well as theft protection; and no PC product combines the features of Com-Guard along with an interior security system (for home or office).

    Firewall products are designed to keep out potential intruders and encryption products are used to scramble or otherwise render data "unreadable." Com-Guard was designed to detect an intrusion and notify the owners. The Soft-Guard product coupled with Com-Guard will detect unauthorized use, report the intrusion and prevent the unauthorized intruder from accessing data in the Com-Guard protected area, using Soft-Guard.

    Consequently, the Company believes that Com-Guard is well-positioned in features and price, which can provide it a competitive position in a market of considerable size.

    The Company's management has extensive experience in outsourcing computer hardware products and believes that there is a lot of competition for manufacturing computer related hardware boards. The components for Com-Guard are widely available from multiple manufactures.

    Companies generally compete by advertising product features and having products tested by independent product reviewers and testing companies. The Company will pursue these avenues for competing with their products.

Intellectual Property.

    The Company has a patent in the United States (Application number 09/030,993), which covers the implementation of Com-Guard hardware. Copyright applications will be filed on all software developed for the system. The Intellectual Property covers the use of a hardware board which has a device to determine when the computer had been moved or tampered with. The Company has spent $582,000 on research and development over the last two fiscal years.

Employees.

    The Company is in the development stage. However, the Company has engaged a total of seven (7) consultants at June 30, 2000, of whom three were in corporate administration and finance, three in engineering and research and development, and one in sales and marketing.

Reports to security holders.

    The Company is not now fully reporting. The Company will deliver this Form 10-KSB as its annual report to its shareholders. The Company intends to report its quarterly and annual financial results to the Securities and Exchange Commission ("SEC"). The last report filed by the Company was for the period ended March 31, 2000. As soon as possible following this Form 10-KSB, the Company intends to file quarterly reports for the periods ended September 30, 2000, and December 31, 2000.

    Accordingly, the public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The Company's internet address is www.com-guard.com.

Risks and uncertainties.

    Lack of Operations and Profitability.  The Company is in the development-stage and commenced pre-operating activities approximately one year ago. It has no history of operations or profits in the industries in which it participates.

    Uncertainty of Commercial Success and Changing Technology.  Although the Company is optimistic about its revenue and profitability prospects, there can be no assurance of commercial success of its Com-Guard product. Furthermore, the computer industry is characterized by rapid change and growth. There can be no assurance that the Company will be able to keep up with the pace of technological change or fund its growth.

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

Item 2.  Description of Property.

    The Company occupies approximately 1,800 square feet of space in a facility located at 2075 Corte del Nogal, Suite B, Carlsbad, CA 92002, at a monthly rental rate of $1,466. The lease expires on November 30, 2001. Monthly rental on this facility is subject to annual rent adjustments based on the Consumer Price Index (CPI). The Company owns no real property.

Item 3.  Legal Proceedings.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

    There currently is no established public trading market for the Company's common stock. Once the Company is current with its reports to the SEC and is fully-reporting, it will take steps to have its common stock traded on a public exchange.

    1,055,000 shares of the Company's common stock is subject to outstanding options or warrants to purchase, or securities convertible into the Company's common stock. There are 1,055,000 of shares of common stock reserved for outstanding options and warrants to purchase common stock.

    By virtue of Rule 3a51-1 of the Securities Act of 1934 (the "Act"), if the Company's common stock has a price of less than $5.00 per share it will be considered a "penny stock." The perquisites required of broker-dealers engaging in transactions involving "penny stocks" have discouraged, or even barred, many brokerage firms from soliciting orders for certain low priced stocks.

    Still further, with respect to the trading of penny stocks, broker-dealers have an obligation to satisfy certain special sales practice requirements pursuant to Rule 15g-9 of the Act, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction.

    Still even further, such broker-dealers have additional disclosure requirements as set forth in the Securities Enforcement Act Remedies and Penny Stock Reform Act of 1990. These disclosure requirements include the requirement for a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks of the penny stock market.

    Still even further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.

    Accordingly, the above penny stock regulations and the associated broker-dealer requirements may have an adverse effect on the market liquidity of the Company's common stock and the ability of any present and prospective shareholder investors to sell their securities on the secondary market.

    However, regardless of the price of the Registrant's stock, in the event the Company has net tangible assets in excess of $2,000,000 and if the Company has been in continuous operation for at least three (3) years, or net tangible assets of $5,000,000, if the Company has been in continuous operation for less than three (3) years, Rule 3a51-1(g) of the Act will preclude the Company's common stock from being classified as a "penny stock."

Dividends.

    The Company has never paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all available earnings for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

    The Company has had several stock issuances. All such shares were sold by the Company, by its officers and directors, and no underwriters were utilized. Reference is made to the financial statements and notes to the financial statements from Inception through June 30, 2000 incorporated in this Form 10-KSB and to Item 4 of the Company's Form 10-SB/A4, filed September 29, 2000.

    During the period from Inception to June 30, 1999, the Company issued 9,094,500 shares of its common stock. Of these, 5,000,000 shares were issued for a total offering of $5,000, 1,024,500 were issued for cash ($0.20 to $1.00 per share) pursuant to a Regulation D, Rule 504 offering, 560,000 shares were issued for the purchase of research of development ($0.20 to $1.00 per share), and 2,510,000 were issued for services rendered to the Company ($0.02 to $1.00 per share).

    With respect to the issuance of 8,070,000 common shares above, such issuances were made in reliance upon the private placement exemptions provided by Section 4(2) of the Act and the Nevada Statutes.

    During the period from June 30, 1990 to June 30, 2000, the Company issued 786,500 shares of its common stock. Of these, 550,000 were issued ($1.00 to $1.50 per share) pursuant to a Regulation D, Rule 504 offering. 26,500 shares of common stock were issued for services ($1.00 per share), and 210,000 shares of common stock were issued to convert outstanding notes payable and interest ($1.00 per share).

    With respect to the issuance 1,024,500 and 550,000 common shares above, such issuances were made in reliance on the private placement exemptions provided by Section 4(2) of the Securities Act of 1933 as amended, (the "Act"), SEC Regulation D, Rule 504 of the Act and Nevada Revised Statutes Sections 78.211, 78.215, 78.3784, 78.3785 and 78.3791 (collectively the "Nevada Statutes").

    The Company has relied upon the private placement exemptions from registration provided by Section 4(2) of the Securities Act of 1933 as amended (the "Act") and SEC Regulation D, Rule 504 of the Act. With respect to the Rule 504 exemption, this type of offering is available to issuers who are not reporting companies, investment companies or "blank check" companies. Accordingly, this offering was available to the Company. A further requirement is that the offering may not exceed $1,000,000 in any twelve (12) month period. There is no limitation on the number of purchasers nor is there a requirement that such purchasers be accredited investors. All of the shares issued pursuant to Rule 504 offering satisfied these requirements.

    Those shares not issued pursuant to Rule 504 were issued pursuant to Section 4(2) of the Act, which exempts from registration transactions by an issuer not involving a public offering. This offering exemption is available to any issuer but prohibits general solicitation or advertising. Prospective purchasers must have access to information about the issuer. The Company utilized this Section 4(2) exemption by providing prospective purchasers with such sufficient information and required that all such purchasers be financially sophisticated; have a certain net worth and have the ability to bear the risk of loss of their respective investments.

Item 6. Management's Discussion and Analysis or Plan of Operation.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. The discussion of the Company's business contained in this Quarterly Report on Form 10-KSB may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed above at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

Overview.

    The Company was incorporated as e-World Security, Inc. in the State of Nevada on October 7, 1998. The Company's name was changed to Com-Guard.com, Inc. and filed on April 16, 1999.

    The Company has limited operating history and is in the development stage. It's principal business is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company's initial product, Com-Guard, includes unique software and hardware that will enable users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

    The Com-Guard system monitors a computer or network and detects, through proprietary software and hardware, unauthorized attempts to use, tamper with, or remove data or equipment. The system is designed to generate an alarm, which can be sent to any receiving device, including pagers, telephones, and other computers.

    The market for Com-Guard consists of individual users and industry. The popularity of the internet has created a need for both data security and access limitations. Limiting access to sensitive and/or confidential files has grown to be a need for all users of microcomputers.

    Home automation, including systems to provide "internal" security to certain areas of a home or office, represents an additional market for Com-Guard. The system, installed in a PC, has the ability to function as an internal home security system, controlling a series of sensors to protect against theft and intrusion, and child safety.

    The Company's business continues to be the development phase. Accordingly, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters as the Company prepares to launch and market its first products.

    The Company's current strategy is to develop, commercialize and distribute its products. To successfully execute its strategy, the Company will need to improve its working capital position. The Company needs to raise additional funds to fully develop its business. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company will be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. Also See "Risks and Uncertainties" in Part I of this Annual Report on Form 10-KSB.

Results of Operations.

Net Revenues.

    Revenues were $3,996 for the year ended June 30, 2000 and $7,024 for the period from October 7, 1998 (Date of Inception) to June 30, 2000. The Company has not begun sales of its products and all revenues for the periods described were from interest earned from bank deposits.

Research and Development Expenses.

    For the year ended June 30, 2000, research and development expenses were $190,937. For the period from October 7, 1998 (Date of Inception) to June 30, 2000, research and development expenses were $582,428. Included in these figures is $560,000 of research and development, prior to March 31, 1999, relating to the acquisition of core product technology, which was made through the issuance of common stock.

Provision to Write Down Inventories.

    During the year ended June 30, 2000, the Company wrote-down inventories based on management's planned marketing, distribution, and pricing strategies of the related products.

General and Administrative Expenses.

    General and administrative expenses for the year ended June 30, 2000 were $1,036,004. General and administrative expenses for the period from October 7, 1998 (Date of Inception) to June 30, 2000 were $1,240,228. These expenses grew during the year ended June 30, 2000 due to several factors related to building the business, including increases in expenses related to facilities and staff. More specifically, general and administrative expenses included consulting fees of $626,928, inventory provisions of $154,755, and related costs for general corporate functions, including finance, accounting, facilities, legal, marketing-related expenses, and fees for professional services.

Liquidity and Capital Resources.

    The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock.

    As of June 30, 2000, the Company had a working capital deficit of ($167,843) as compared to working capital of $261,865 at June 30, 1999. The decrease of $429,708 (or 156%) in working capital is due primarily to accumulated operating losses totaling $1,815,632 during development of its business. During the year ended June 30, 2000, the Company raised capital of $700,000 in cash, and $56,500 in services, which has been the Company's principal source of liquidity since its inception. Additionally, $210,000 in notes payable, including interest, was converted to common stock during the year ended June 30, 2000.

    The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite the minimal capital resources available to meet existing and anticipated obligations. In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations.

    At June 30, 2000, the Company had no material commitments for capital expenditures. However, in December 2000, the Company issued a purchase order for PCI circuit boards. The purchase order is for 6,000 units at a cost of $100 each.

Item 7. Financial Statements.

Independent Auditors' Report

Board of Directors
COM-GUARD.COM, INC.

    We have audited the accompanying balance sheet of COM-GUARD.COM, INC. (a Nevada corporation) as of June 30, 2000 and the related statements of operations, changes in stockholders' net capital deficiency and cash flows for the year then ended, from Inception (October 7, 1998) through June 30, 1999, and from Inception (October 7, 1998) through June 30, 2000. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COM-GUARD.COM, INC. as of June 30, 2000 and the results of its operations and cash flows for the year then ended, from Inception (October 7, 1998) through June 30, 1999, and from Inception (October 7, 1998) through June 30, 2000, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANUEL J. RAMIREZ, C.P.A.

January 30, 2001 and March 30, 2001 (for subsequent events)
Irvine, California

COM-GUARD.COM, INC.
(A Development Stage Entity)

BALANCE SHEETS

	6/30/00	6/30/99
	(Audited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,834	$221,285
Vendor advance to purchase inventory	—	50,000
Inventories	483,414	—
Prepaid expenses	—	2,500

Total current assets	491,248	273,785

Fixed assets
Furniture and equipment	34,612	20,844
Accumulated depreciation	(10,179)	(1,596)

Furniture and equipment, net	24,433	19,248

	$515,681	$293,033

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$659,091	$11,920
Notes payable	—	—

Total current liabilities	659,091	11,920

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 9,881,000 and 9,094,500 shares issued and outstanding at June 30, 2000 and 1999	9,881	9,095
Additional paid-in capital	1,885,419	919,705
Stockholder loans and advances	(223,078)	(55,000)
Accumulated deficit during development	(1,815,632)	(592,687)

Total shareholders' equity	(143,410)	(281,113)

	$515,681	$293,033

See notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Entity)

STATEMENTS OF OPERATIONS

	Year ended June 30, 2000	October 7, 1998 (Inception) to Dec. 31, 1999	October 7, 1998 (Inception) to June 30, 2000
Revenues
Interest	$3,996	$3,028	$7,024

Costs and expenses
Research and development	190,937	391,491	582,428
General, and administrative	1,036,004	204,224	1,240,228

	1,226,941	595,715	1,822,656

Net loss	$(1,222,945)	$(592,687)	$(1,815,632)

Net loss per share available to common shareholders
Basic and Diluted	$(0.13)	$(0.07)	$(0.21)

Weighted average common shares	9,386,718	7,983,917	8,795,836

See notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Entity)

STATEMENT OF CHANGES IN STOCKHOLDERS' NET CAPITAL DEFICIENCY

	Common Stock
			Additional Paid-in Capital	Stockholder Loans and Advances	Accumulated Deficit During Development
	Shares	Amount				Total
Issuance of Stock:
Cash—$0.002/share	5,000,000	$5,000	$5,000	$—	$—	$10,000
Services—$0.02/share	2,440,000	2,440	46,360	—	—	48,800
Cash—$0.20/share	540,000	540	107,460	—	—	108,800
Services—$0.20/share	25,000	25	4,975	—	—	5,000
Purchase R&D—$0.20/share	250,000	250	49,750	—	—	50,000
Cash—$0.50/share	325,000	325	162,175	—	—	162,500
Cash—$1/share	159,500	160	159,340	—	—	159,500
Services—$1/share	45,000	45	44,955	—	—	45,000
Purchase R&D—$1/share	310,000	310	309,690	—	—	310,000
Capital as services	0	0	30,000	—	—	30,000
Stockholder loans/advances	—	—	—	(55,000)	—	(55,000)
Net loss	—	—	—	—	(592,687)	(592,687)

Balance, 6/30/99	9,094,500	9,095	919,705	(55,000)	(592,687)	281,113
Issuance of Stock:
Cash—$1/share	250,000	250	249,750	—	—	250,000
Services—$1/share	26,500	26	26,474	—	—	26,500
Cash—$1.50/share	300,000	300	449,700	—	—	450,000
Conversion—notes—$1/share	210,000	210	209,790	—	—	210,000
Capital as services	0	0	30,000	—	—	30,000
Stockholder loans/advances	0	0	0	(168,078)	—	(168,078)
Net loss	—	—	—	—	(1,222,945)	(592,687)

Balance, 6/30/00	9,881,500	$9,881	$1,885,419	$(223,078)	$(1,815,632)	$(143,410)

See notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Entity)

STATEMENT OF CASH FLOWS

	Year ended June 30, 2000	October 7, 1998 (Inception) to Dec. 31, 1999	October 7, 1998 (Inception) to June 30, 2000
Cash flows from operating activities
Net loss	$(1,222,945)	$(592,687)	$(1,815,632)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	8,583	1,596	10,179
Stock issued for services	26,500	98,800	125,300
Stock issued for research and development	—	360,000	360,000
Services provided as contributed capital	30,000	30,000	60,000
Provision for inventory write-down	154,755	—	154,755
Changes in operating assets and liabilities—
Vendor advance	50,000	(50,000)	—
Inventory	(638,169)	—	(638,169)
Prepaid expenses	2,500	(2,500)	—
Accounts payable and accrued liabilities	657,171	11,920	669,091

Net cash from operating activities	(931,605)	(142,871)	(1,074,476)
Cash flows from investing activities
Capital expenditures	(13,768)	(20,844)	(34,612)

Cash flows from financing activities
Proceeds from issuance of stock	700,000	440,000	1,140,000
Proceeds from issuance of notes payable	200,000	—	200,000
Stockholder loans and advances	(168,078)	(55,000)	(223,078)

Net cash from financing activities	731,922	385,000	1,116,922
Net increase (decrease) in cash and cash equivalents	(213,451)	221,285	7,834
Cash and cash equivalents
Beginning of period	221,285	—	—

End of period	$7,834	$221,285	$7,834

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Taxes paid	$—	$—	$—

    On June 30, 2000, notes and accrued interest totaling $210,000 were converted into common stock at $1.00 per share.

    In conjunction with this conversion, warrants to purchase 200,000 shares at $1 per share were issued, but remain outstanding.

See notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

    The Company.  The Company was formed and incorporated in the state of Nevada on October 7, 1998 as e-WORLD SECURITY, INC. On April 16, 1999 the Company changed its name to COM-GUARD.COM, INC. Planned principal operations of the Company have not yet commenced; activities to date have been limited to forming the Company, assembling a management and consultant team, identifying markets, developing products, and obtaining initial capitalization. The Company intends to sell products that afford security protection to computer hardware and software in microcomputers. The Company's initial product, Com-Guard, includes unique software and hardware that will enable users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

    Accounting Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    Shares Issued in Exchange for Services.  The fair value of shares issued in exchange for services rendered to the Company was determined by the Company's officers and directors.

    Work in Process Inventory.  Inventories are stated at the lower of cost (first-in, first-out) or market.

    Furniture and Equipment.  Furniture and equipment is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is provided on a straight-line basis over estimated useful lives (3 years).

    Organization Costs.  Organization costs of approximately $10,000 have been charged against operating income.

    Research and Development.  Research and development, which includes purchased research and development and internal costs incurred on the technology are expensed as incurred. Statement of Financial Accounting Standards No. 86 (SFAS-86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed") does not materially effect the Company because the Company has elected to expense as research and development all such costs prior to establishing technological feasibility as required by FAS 86. Management expects technological feasibility to be established upon completion of beta testing.

    Stock-Based Compensation.  In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized. Information regarding the Company's pro forma disclosure of stock-based compensation pursuant to FAS 123 may be found in Note 5.

    Income Taxes.  The Company has made no provision for income taxes because of financial statement and tax losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets due to the uncertainty of future realization. The use of any tax loss carryforward benefits may also be limited as a result of changes in Company ownership.

    Fair Value of Financial Instruments.  The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and six months from the purchase date. All cash and short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses were not material.

    Net Loss Per Common Share.  Basic loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss available to common shareholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. Diluted loss per common share ("Diluted EPS") is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per share. For the periods ended June 30, 2000 and 1999, all potential common shares are anti-dilutive; therefore, Basic EPS equals Diluted EPS.

    Concentration of Credit Risk.  The Company maintains cash and cash equivalents with a single financial institution. The Company performs periodic evaluations of the relative credit standing of the financial institution. The Company has not sustained any material credit losses from these instruments.

2.  PURCHASED RESEARCH AND DEVELOPMENT

    On January 14, 1999, the Company acquired from Guardtec, Inc. (formerly Kyungki System Co., Ltd.), a Korean corporation, the right, title, and interest to certain technology including copyrights, trademarks, patents, object codes, source codes, enhancements, and updates or other modifications and user manuals. As consideration for this acquisition of technology, the Company issued 560,000 shares of its common stock. The acquisition of technology is reflected in the accompanying financial statements as research and development because technological feasibility was not established and the technology has no alternative future use.

    On July 20, 1999, the U.S. Patent and Trademark Office issued a patent on the technology acquired for common stock as discussed above.

3.  COMMITMENTS AND CONTINGENCIES

    Going Concern Considerations.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking additional equity financing to fund planned operations; management believes actions currently being taken provide the opportunity for the Company to operate. However, there is no assurance that the Company will be able to obtain such financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Lease Commitment.  In November 1999, the Company entered into an agreement for the lease of operating facilities. The lease agreement provides for monthly payments of $1,466 through November 2001.

4.  RELATED PARTY TRANSACTIONS

    Consulting Services.  During the period ended June 30, 1999, the Company incurred $78,800 in fees from related parties, including an officer and director, for various corporate and administrative services. Payment was made in the form of cash ($51,800) and stock (2,725,000 shares.)

    During the period ended June 30, 2000, the Company incurred $358,300 in fees from related parties, including an officer and director, for various corporate and administrative services. Payment was made in the form of cash ($169,300) plus accrued liabilities ($189,000). (See Contributed Capital in Note 5.)

    Rent.  During the periods ended June 30, 2000 and 1999, the Company incurred rent expense of $15,000 under a short-term facility lease with an officer and director of the Company. This leasing agreement was terminated in November 1999 in connection with the lease of facilities discussed in Note 3.

    Inventory.  During the year ended June 30, 2000, the Company purchased work in process inventory from a vendor who is a stockholder of the Company. As of June 30, 2000, the Company has recorded a provision of $154,755 to reduce the value inventory to the lower of cost or market.

    Stockholder Loans and Advances.  From time to time, the Company loans or advances monies to officers and directors for travel, personal expenditures, and other matters. At June 30, 2000, the loans and advances totaled $223,078. These loans are non-interest bearing and are classified as a reduction of stockholders' equity in the accompanying financial statements. On July 1, 2000 the advances were converted to an interest bearing note. (See Note 6)

5.  STOCKHOLDERS' NET CAPITAL DEFICIENCY

    Stock Options.  During the period ended June 30, 1999, the Company granted non-qualified stock options to certain advisors, consultants and directors to purchase up to 1,605,000 shares of the Company's common stock at an exercise price equal to market value at date of grant as determined by the Board of Directors. During the period ended June 30, 2000, the Company granted 200,000 non-qualified stock options upon the conversion of notes payable to certain note holders. All options vested immediately upon grant.

    The following is a summary of the stock option activity:

Granted	$0.02-$1.00	1,605,000
Exercised	$0.02-$0.50	(750,000)

Outstanding, June 30, 1999	$0.02-$1.00	855,000
Granted	$1.00	200,000
Exercised	—	—

Outstanding, June 30, 2000		1,055,000

    Stock-Based Compensation.  The Company recognized no stock-based compensation during the periods ended June 30, 2000 and 1999. There would be no material difference to compensation cost had the compensation cost been computed under FAS 123.

    Convertible Notes.  During the fiscal quarter ended March 31, 2000, the Company issued three convertible notes together totaling $200,000. The notes bore interest at 7% and matured one year from the date of issuance. On June 30, 2000, these notes and accrued interest of $10,000 were converted into common stock at $1.00 per share. Warrants to purchase 200,000 shares at $1 per share remain outstanding.

    Contributed Capital.  The president elected to forgo his salary through December 31, 1999. The value of the services, determined as equal to his forgone salary of $60,000, has been treated as contributed capital.

6.  SUBSEQUENT EVENTS

    Since June 30, 2000, the Company sold 20,000 shares of stock at $1.00 per share. An additional 111,000 shares of restricted stock were issued for services.

    On July 1, 2000 an officer and director entered into a 7% note payable for $223,078 with interest and principal due no later than June 30, 2002. Subsequent to July 1, 2000, $40,000 of this note has been repaid to the Company.

    On December 19, 2000, the Company entered into a Share Purchase Agreement for 150,000 restricted shares of the Company's common stock with Guardtec, Inc. The purchase price was for $1.00 per share. The Agreement also calls for registration of the shares in the future.

    On December 25, 2000, the Company entered into a Technology License Agreement with Guardtec, Inc. for certain computer security software known as "GTC Firewall." The Company paid for the license with 150,000 shares of its restricted common stock.

    In December 2000, the Company issued a purchase order for a new series of circuit boards. The purchase order is for 6,000 units at a cost of $100.00 each.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position	Term	Served Since
Edward W. Savarese	54	President and Chief Executive Officer	Annual	Inception
Edward H. Currie	59	Director	Annual	June 25, 1999

    Dr. Edward W. Savarese is the founder of the Company and has been a director and Chairman of the Board of Directors since its inception. He held the position of Chief Executive Officer of Imaging Technologies Corporation (formerly Personal Computer Products, Inc.) from 1982 to 1998. From 1981 to 1982, he was director of sales for SofTech Microsystems. His responsibilities included establishing and supervising an international sales organization for marketing a microcomputer operating system. From 1978 to 1981, Dr. Savarese was employed by Hewlett Packard Company, first as a sales representative for computer products, and later as district sales manager supervising a sales force in the marketing of mini- and microcomputers. Dr. Savarese holds a Doctorate degree from Columbia University, Teacher's College, with specialization in educational technology and software and systems design. He also holds a Master of Science in administration and management from Pace University.

    Dr. Edward H. Currie has been a director of the Company since June 25, 1999. He has more than twenty years of senior management experience in domestic and international microcomputer-related software publishing and hardware manufacturing. Since 1988, Dr. Currie has been president and chief executive officer of ImageSoft, Inc., an international software publisher. From 1981 to 1988, he was chairman, president, and chief executive officer of Lifeboat, a software publishing company. From 1978 to 1981, Dr. Currie served as vice president of product management for the Microsystems Division of Pertec Computer Corp., a supplier of magnetic tape storage devices and microcomputer peripherals. From 1975 to 1978, he was Executive Vice President and General Manager for MITS, the creator of the first microcomputer personal computer, which was subsequently acquired by Pertec. Dr. Currie is a co-founder of PC Magazine, the largest circulation magazine on the personal computer. He also is the founder of C++ Journal and publisher of The PostScript Journal. He has published many articles, including technical articles in U.S. and international trade magazines. He holds BSEE, MS Physics, and Ph.D. Physics from the University of Miami.

    Dr. Savarese will be employed on a full time basis for the Registrant. Mr. Currie will be employed on a part time as needed basis.

Item 10. Executive Compensation.

    Other than Dr. Savarese, there was no executive or director who has received compensation in excess of $100,000 since the incorporation date of the Company.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
						Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)		Other annual compen-sation ($)	Restricted stock award(s) ($)	Securities underlying Options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)
Edward Savarese, CEO	2000	120,000	165,000(a	)	-0-	-0-	-0-	-0-	-0-

(a)
Bonus was accrued and remains unpaid as of March 30, 2001.

    The Registrant has no agreements with its directors for the payment of director fees.

Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End		Unexercised In-the- Value of Money Options/SARs at FY-End
Edward W. Savarese	-0-	-0-	500,000	(1)	$10,000.00
Edward H. Currie	-0-	-0-	50,000	(1)	$1,000.00

(1)
These options are exercisable no later than June 30, 2004 at a price of $.02 per share. The securities underlying the unexercised options are exercisable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Relationship	Percent of Class
Common	Edward W. Savarese(1) 2003 Caracol Court Carlsbad, CA 92009	5,200,000	52.6%
Common	Edward H. Currie(2) 6-57 158th Street Whitestone, NY 11357	75,000	0.7%
Common	Directors and officers as a group (2 persons)	5,275,000	53.3%

(1)
Has the right to acquire a total of 500,000 additional shares within 60 days.

(2)
Has the right to acquire a total of 50,000 additional shares within 60 days.

Item 12. Certain Relationships and Related Transactions.

    During the period ended June 30, 1999, the Company incurred $78,800 in fees from related parties, including an officer and director, for various consulting and administrative services. Payment was made in the form of cash ($51,800) and stock (2,725,000 shares.)

    During the period ended June 30, 2000, the Company incurred $358,300 in fees from related parties, including an officer and director, for various consulting and administrative services. Payment was made in the form of cash ($169,300) plus accrued liabilities ($189,000).

    During the periods ended June 30, 2000 and 1999, the Company incurred rent expense of $15,000 under a short-term facility lease with an officer and director of the Company. This leasing agreement was terminated in November 1999.

    During the year ended June 30, 2000, the Company purchased $638,169 of work in process inventory from a vendor who is a stockholder of the Company. As of June 30, 2000, the Company has recorded a provision of $154,755 to reduce the value inventory to the lower of cost or market.

    From time to time, the Company loans or advances monies to officers and directors for travel, personal expenditures, and other matters. At June 30, 2000, the loans and advances totaled $223,078. These loans and advances are non-interest bearing and are classified as a reduction of stockholders' equity in the accompanying financial statements. On July 1, 2000 the advances were converted to an interest bearing note.

Item 13. Exhibits and Reports on Form 8-K.

    None.

Exhibits.

(3a)	Articles and Bylaws of the Company incorporated by reference to Exhibits 2 and 2.3 of Form 10-SB/A1 dated April 11, 2000.
(3b)	Certificate of Amendment of Articles of Incorporation of e-World Security, Inc. incorporated by reference to Exhibit 2.1 of Form 10-SB/A1 dated April 11, 2000.
(10a)	Technology Purchase Agreement incorporated by reference to Exhibit 6.1 of Form 10-SB/A1 dated April 11, 2000.
(10b)	Consulting Agreement incorporated by reference to Exhibit 6.2 of Form 10-SB/A1 dated April 11, 2000.
(10c)	Consulting Agreement between the Company and Edward Savarese, dated October 1, 2000, effective July 1, 1999.
(10d)	Consulting Agreement between the Company and Edward Currie, dated March 13, 2001, effective July 1, 1999.
(10e)	Consulting Agreement between the Company and Joseph Sigismonti, October 1, 2000, effective July 1, 1999.
(10f)	Share Purchase Agreement between the Company and Guardtec, Inc., dated December 19, 2000.
(10g)	Technology License Agreement between the Company and Guardtec, Inc., dated December 25, 2000.
(27)	Financial Data Schedule

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001
COM-GUARD.com, INC.
By:	/s/ EDWARD W. SAVARESE Edward W. Savarese Chief Executive Officer (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

    The Company has not, to date, provided an annual report or proxy statement to its shareholders. The Company plans to provide a copy of this Form 10-KSB to its shareholders within thirty (30) days of its filing with the SEC.

QuickLinks

PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis or Plan of Operation.
  Item 7. Financial Statements.
  Independent Auditors' Report
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENT OF CHANGES IN STOCKHOLDERS' NET CAPITAL DEFICIENCY
STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits and Reports on Form 8-K.
SIGNATURES
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers