Form 10QSB
period 2000-09-30
COM GUARD COM INC
filed 2001-09-05
CIK 1103759

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       or
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission file No. 0-29501

                                [COM-GUARD LOGO]

                               COM-GUARD.COM, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                                33-0879853
(State or other jurisdiction of                            (IRS Employer ID No.)
 incorporation or organization)


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

The number of shares outstanding of the registrant's common stock as of August 24, 2001, was 10,322,000.



                                                                                 PAGE


PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS
         Balance Sheets
                  September 30, 2000 (unaudited) and June 30, 2000 (audited)      2
         Statements of Operations
                   Three months ended September 30, 2000 and 1999 (unaudited)     3
         Statements of Cash Flows
                  Three months ended September, 2000 and 1999 (unaudited)         4
         Notes to Financial Statements.                                           5


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS                      6
         ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK                      8


PART II - OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS                                               9
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       9
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 9
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             9
         ITEM 5.  OTHER INFORMATION                                               9
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                9
         EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                    10

SIGNATURES                                                                       10


                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                                 BALANCE SHEETS

                                     ASSETS
                                                                                 6/30/00   9/30/00
                                                                                (AUDITED) (UNAUDITED)
        Current assets
          Cash                                                                  $    7,834   $     1,892
          Inventories                                                              483,414       403,643
                                                                                ----------   -----------
                  Total current assets                                             491,248       405,535
                                                                                ----------   -----------

        Fixed assets
          Furniture and equipment                                                   34,612        39,213
          Accumulated depreciation                                                 (10,179)      (13,178)
                                                                                ----------   -----------
                  Furniture and equipment, net                                      24,433        26,035
                                                                                ----------   -----------
                                                                                $  515,631    $  431,570
                                                                                ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities
          Accounts payable and accrued liabilities                              $  659,091   $   802,241
          Notes payable                                                                 --        50,000
                                                                                ----------   -----------
                  Total current liabilities                                        659,091       852,241
                                                                                ----------   -----------

        Stockholders' equity
          Common stock, $0.001 par value, 100,000,000 shares
             authorized; 9,881,000 and 9,881,000 shares issued and
             outstanding at June 30, and September 30, 2000                          9,881         9,881
          Additional paid-in capital                                             1,885,419     1,885,419
          Stockholder loans and advances                                          (223,078)     (177,080)
          Accumulated deficit during development                                (1,815,632)   (2,138,891)
                                                                                ----------   -----------

                  Total shareholders' equity                                     (143,410)      (420,671)
                                                                                ----------   -----------
                                                                                $  515,681   $   431,570
                                                                                ==========   ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.


                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            FROM
                                                        THREE MONTHS ENDED               INCEPTION
                                                            SEPTEMBER 30                  THROUGH
                                                                                        SEPTEMBER 30
                                                         1999            2000                   2000
                                                         ----            ----                   ----
Revenues
  Interest                                         $      762      $       75           $      7,099
                                                   ----------      ----------           ------------

Costs and expenses
   Research and development                            16,400          41,200                623,628
   General, and administrative                        111,161         282,135              1,522,362
                                                      -------         -------              ---------
                                                      127,561         323,335              2,145,990
                                                      -------         -------              ---------

Net loss                                           $ (126,799)     $ (323,259)          $ (2,138,891)
                                                   ===========     ==========           ============

Net loss per share available to common
   shareholders
     Basic and Diluted                             $     (0.01)    $    (0.03)          $      (0.25)
                                                   ===========     ==========           ============

Weighted average common shares                      9,140,152       9,881,000             8,688,257


                       SEE NOTES TO FINANCIAL STATEMENTS.


                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                FROM INCEPTION
                                                                  THREE MONTHS ENDED                THROUGH
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                  1999                  2000         2000
                                                                  ----                  ----         ----

Cash flows from operating activities
   Net loss                                                 $     (126,799)          $ (323,259)   $ (2,138,891)

Adjustments to reconcile net loss to net cash
   from operating activities
       Depreciation                                                  1,737                2,999          13,178
       Provision to write down inventory                                --               79,771         234,526
       Stock issued for services                                                                        125,300
       Stock issued for research and development                                             --         360,000
       Services provided as contributed capital                     51,500                               60,000
       Changes in operating assets and liabilities
        Vendor advance                                                                                       --
        Inventory                                                                                      (638,169)
        Prepaid expenses                                                                                     --
        Accounts payable and accrued liabilities                    (8,135)              143,150        812,240
                                                            --------------          ------------    -----------
         Net cash from operating activities                        (81,697)              (97,339)    (1,171,816)
                                                            --------------          ------------    -----------

Cash flows from investing activities
   Capital expenditures                                                                   (4,601)       (39,213)
                                                                                                    -----------

Cash flows from financing activities
   Issuance of notes payable                                                              50,000        250,000
   Proceeds from issuance of stock                                   5,000                            1,140,000
   Stockholder loans and advances                                  (93,416)               45,998       (177,080)
                                                            --------------          ------------    -----------
         Net cash from financing activities                        (88,416)               95,998      1,212,920
                                                            --------------          ------------    -----------

Net increase (decrease) in cash and cash equivalents              (170,113)               (5,942)       1,892

Cash, beginning of period                                          221,285                 7,834             --
                                                            --------------          ------------    -----------
Cash, end of period                                         $       51,172          $      1,892    $     1,892

Supplemental disclosure of cash flow information
   Interest paid                                                    --                      --             --
   Taxes paid                                                       --                      --             --



                       SEE NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements of Com-Guard.com, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2000. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

The Company was formed and incorporated in the state of Nevada on October 7, 1998 as e-WORLD SECURITY, INC. On April 16, 1999 the Company changed its name to COM-GUARD.COM, INC. Planned principal operations of the Company have not yet commenced; and activities to date have been limited to forming the Company, assembling a management and consultant team, identifying markets, developing products, and obtaining initial capitalization. The Company intends to sell products that afford security protection to computer hardware and software in microcomputers.

NOTE 2: NET LOSS PER COMMON SHARE
Basic loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss available to common shareholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. Diluted loss per common share ("Diluted EPS") is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would haveof securities that would have an anti-dilutive effect on net loss per share. In 1999, all potential common shares are anti-dilutive; therefore, Basic EPS equals Diluted EPS.

NOTE 3: INVENTORIES
Inventories consist of work in process stated at the lower of cost (first-in, first-out) or market. During the quarter ended September 30, 2000, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

NOTE 4: NOTES PAYABLE
During the fiscal quarter ended September 30, 2000, the Company issued convertible notes totaling $50,000. The notes bear 7% interest and mature one year from the date of issuance. The principal and unpaid interest is due at maturity. The note holders have the option to convert all the unpaid principal and interest to common stock at $1.00 per share, at any time until the due date, at which time the right to convert expires.

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

         The Com-Guard(TM) system monitors a computer or network and detects, through proprietary software and hardware, unauthorized attempts to use, tamper with, or remove data or equipment. The system is designed to generate an alarm, which can be sent to any receiving device, including pagers, telephones, and other computers.

         The market for Com-Guard(TM) consists of individual users and industry. The popularity of the internet has created a need for both data security and access limitations. Limiting access to sensitive and/or confidential files has grown to be a need for all users of microcomputers.

         Home automation, including systems to provide "internal" security to certain areas of a home or office, represents an additional market for Com-Guard(TM). The system, installed in a PC, has the ability to function as an internal home security system, controlling a series of sensors to protect against theft and intrusion, and child safety.

         The Company's business continues to be in the development phase. Accordingly, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters as the Company prepares to launch and market its first products, however there can be no assurance that these products will be accepted by the marketplace when released.

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

RESULTS OF OPERATIONS

NET REVENUES

         Revenues were $75 and $762 for the Three month period ended September 30, 2000 and 1999, respectively. All revenues were from interest earned from bank deposits. The decrease from 1999 to 2000 was due to corresponding decreases in average cash balances.

RESEARCH AND DEVELOPMENT EXPENSES

         For the Three month period ended September 30, 2000 and 1999, research and development expenses were $41,200 and $16,400, respectively. This increase was due to expenditures to develop the Company's core technology.

PROVISION TO WRITE DOWN INVENTORIES

         During the quarter ended September 30, 2000, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $323,335 and $127,561 for the three month period ended September 30, 2000 and 1999, respectively, an increase of $195,774 or 253%. The increase was due to several factors related to building the business, including increases in expenses related to facilities and staff. More specifically, general and administrative expenses included consultants fees and related costs for general corporate functions, including finance, accounting, facilities, legal, advertising, marketing related expenses, and fees for professional services.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock.

         As of September 30, 2000, the Company had working capital of ($446,706) as compared to working capital of ($167,843) at June 30, 2000. The $278,863 decrease in working capital is due primarily to accumulated operating losses totaling $ 2,138,891 during development of its business.

         The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite the minimal capital resources available to meet existing and anticipated obligations. In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations.

         At September 30, 2000, the Company had no material commitments for capital expenditures. However, in December 2000, the Company issued a purchase order for PCI circuit boards. The purchase order is for 6,000 units at a cost of $100 each

RISKS AND UNCERTAINTIES

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:
None.

(b) Reports on Form 8-K:
None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August  31, 2001

COM-GUARD.com, INC.

BY: /S/ EDWARD W. SAVARESE
---------------------------
Edward W. Savarese
Chief Executive Officer
(Principal Financial and Accounting Officer)