Form 10QSB
period 2000-12-31
COM GUARD COM INC
filed 2001-09-10
CIK 1103759

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       or
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes /X/  No

The number of shares outstanding of the registrant's common stock as of August 24, 2001 was 10,322,000.

                                                                                                        PAGE
PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS
         Balance Sheets
              December 31, 2000 (unaudited) and June 30, 1999 (audited)                                2
         Statements of Operations
              Three months ended December 31, 2000 and 1999 (unaudited)                                3
         Statements of Operations
              Six months ended December 31, 2000 and 1999 (unaudited)                                  4
         Statements of Cash Flows
              Six months ended December 31, 2000 and 1999 (unaudited)                                  5
         Notes to Financial Statements.                                                                6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                  7
         ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK                                          10

PART II - OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS                                                                   10
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                           10
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                     10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 10
         ITEM 5.  OTHER INFORMATION                                                                   10
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    10

SIGNATURES                                                                                            11

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                                 BALANCE SHEETS

                                     ASSETS

                                                                        6/30/00        12/31/00
                                                                       (AUDITED)      (UNAUDITED)

Current assets
     Cash                                                           $     7,834           $    31,805
     Inventories                                                        483,414               323,872
                                                                     ----------            ----------
          Total current assets                                          491,248               355,677
                                                                     ----------            ----------
Fixed assets
     Furniture and equipment                                             34,612                43,452
     Software                                                                                 150,000
     Accumulated depreciation                                           (10,179)              (16,177)
                                                                     ----------            ----------
          Fixed Assets, net                                              24,433               177,275
                                                                     ----------            ----------
                                                                    $   515,681           $   532,952
                                                                     ==========            ==========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued liabilities                       $   659,091           $   878,191
     Notes payable                                                            -               120,000
                                                                     ----------            ----------
          Total current liabilities                                     659,091               998,191
                                                                     ----------            ----------

Stockholders' equity
     Common stock, $0.001 par value, 100,000,000 shares
        authorized; 9,881,000 and 10,217,000 shares issued
        and outstanding at June 30, and December 31, 2000                 9,881                10,217
     Additional paid-in capital                                       1,885,419             2,221,083
     Stockholder loans and advances                                    (223,078)             (186,377)
     Accumulated deficit during development                          (1,815,632)           (2,510,162)
                                                                     ----------            ----------
          Total shareholders' equity                                   (143,410)             (465,239)
                                                                     ----------            ----------
                                                                    $   515,681           $   532,952
                                                                     ==========            ==========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31
                                                  1999             2000
                                                  ----             ----

Revenues
   Interest                                $     1,088      $         4
                                            ----------       ----------
Costs and expenses
   Research and development                     18,600           32,400
   General, and administrative                 111,594          338,875
                                            ----------       ----------
                                               130,194          371,275
                                            ----------       ----------

Net loss                                   $  (129,106)     $  (371,271)
                                            ==========       ==========

Net loss per share available to common
   shareholders
     Basic and Diluted                     $     (0.01)     $     (0.04)
                                            ==========       ==========

Weighted average common shares               9,196,749        9,881,000


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  SIX MONTHS ENDED        FROM INCEPTION
                                                     DECEMBER 31               THROUGH
                                                                             DECEMBER 31
                                                  1999             2000          2000
                                                  ----             ----          ----
Revenues
   Interest                                $     1,850      $        80      $     7,104
                                            ----------       ----------       ----------

Costs and expenses
   Research and development                     35,000           73,675          656,103
   General, and administrative                 222,755          620,935        1,861,163
                                            ----------       ----------       ----------
                                               257,755          694,610        2,517,266
                                            ----------       ----------       ----------
Net loss                                   $  (255,905)     $  (694,530)     $(2,510,162)
                                            ==========       ==========       ==========

Net loss per share available to common
   shareholders
     Basic and Diluted                     $     (0.03)     $     (0.07)     $     (0.25)
                                            ==========       ==========       ==========
Weighted average common shares               9,196,749        9,917,554        8,831,151

                       SEE NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                        FROM INCEPTION
                                                                 SIX MONTHS ENDED           THROUGH
                                                                    DECEMBER 31,          DECEMBER 31,
                                                               1999             2000          2000
                                                               ----             ----          -----
Cash flows from operating activities
   Net loss                                              $  (255,905)     $  (694,530)     $(2,510,162)

Adjustments to reconcile net loss to net cash
   from operating activities
       Depreciation                                            3,721            5,998           16,177
       Provision to write down inventory                           -          159,542          314,297
       Stock issued for services                              51,500           36,000          161,300
       Stock issued for research and development                                               360,000
       Services provided as contributed capital                                                 60,000
       Changes in operating assets and liabilities
         Vendor advance                                       50,000                                 -
         Inventory                                          (624,000)                         (638,169)
         Prepaid expenses                                      2,500                                 -
         Accounts payable and accrued liabilities             49,405          219,100          888,191
                                                          ----------       ----------       ----------
           Net cash from operating activities               (722,779)        (273,890)      (1,348,366)
                                                          ----------       ----------       ----------

Cash flows from investing activities
   Capital expenditures                                       (9,820)          (8,840)         (43,452)
                                                          ----------       ----------       ----------
Cash flows from financing activities
   Issuance of notes payable                                       -          120,000          320,000
   Proceeds from issuance of stock                           575,000          150,000        1,290,000
   Stockholder loans and advances                            (60,616)          36,701         (186,377)
                                                          ----------       ----------       ----------
        Net cash from financing activities                   514,384          306,701        1,423,623
                                                          ----------       ----------       ----------

Net increase (decrease) in cash and cash equivalents        (218,215)          23,971           31,805

Cash, beginning of period                                    221,285            7,834
                                                          ----------       ----------       ----------
Cash, end of period                                      $     3,070      $    31,805      $    31,805
                                                          ==========       ==========       ==========

Supplemental disclosure of cash flow information
     Interest paid                                                 -                -                -
     Taxes paid                                                                     -                -

                       SEE NOTES TO FINANCIAL STATEMENTS.


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During the second quarter the company acquired $150,000 of software by issuing 150,000 shares of its common stock.

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

NOTE 3: INVENTORIES

Inventories consist of work in process stated at the lower of cost (first-in, first-out) or market. During the quarter ended December 31, 2000, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

NOTE 4: NOTES PAYABLE

During the fiscal quarter ended December 31, 2000, the Company issued one convertible note for $70,000. The notes bear 7% interest and mature one year from the date of issuance. The principal and unpaid interest is due at maturity. The note holders have the option to convert all unpaid principal and interest to common stock at $1.00 per share, at any time until the due date, at which time the right to convert expires.

NOTE 5: SHAREHOLDERS' EQUITY

During the fiscal quarter ended December 31, 2000, the Company issued 150,000 shares of common stock for cash at a purchase price of $1 per share. In addition, the Company issued 150,000 shares of common stock for the purchase of software at a price of $1 per share. The Company also issued 36,000 shares of comon stock for services at a price of $1 per share.

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



NOTE  7: GOING CONCERN

As reflected in the accompanying financial statements, the Company has had continuing losses since inception of $2,510,162 and at December 31 2000, has a working capital deficiency of $642,514, a stockholders' deficiency of $465,239 and a net loss of $694,530. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates an increase in revenues during fiscal 2002 and intends to continue raising additional capital. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

         The Company has limited operating history and is in the development stage. It's principal business is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company's initial product, Com-Guard-TM-, includes unique software and hardware that will enable users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

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



RESULTS OF OPERATIONS

NET REVENUES

         Revenues were $4 and $1,088 for the three month period ended December 31, 2000 and 1999, respectively. Revenues were $80 and $1,850 for the six month period ended December 31, 2000 and 1999, respectively. All revenues were from interest earned from bank deposits. The decreases from 1999 to 2000 were due to corresponding decreases in average cash balances.

RESEARCH AND DEVELOPMENT EXPENSES

         For the three month period ended December 31, 2000 and 1999, research and development expenses were $32,400 and $18,600 respectively. For the six month period ended December 31, 2000 and 1999, research and development expenses were $73,675 and $35,000, respectively. These increases were due to expenditures to develop the Company's core technology.

PROVISION TO WRITE DOWN INVENTORIES

         During the quarter ended December 31, 2000, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $338,875 and $111,594 for the three month period ended December 31, 2000 and 1999, respectively, an increase of $227,281 or 304%. For the six month period ended December 31, 2000 general and administrative expenses were $620,935 compared to $222,755 for the six months ended December 31, 1999, an increase of $398,180 or 279%. The increases were due to several factors related to building the business, including increases in expenses related to facilities and staff. More specifically, general and administrative expenses included salaries and related costs for general corporate functions, including finance, accounting, facilities, legal, advertising, marketing related expenses, and fees for professional services.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock.

         As of December 31, 2000, the Company had working capital of ($642,514) as compared to working capital of ($167,843) at June 30, 2000. The $474,671 decrease in working capital is due primarily to accumulated operating losses totaling $ 2,510,162 during development of its business.
         The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite the minimal capital resources available to meet existing and anticipated obligations. In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations.
         In December 2000, the Company issued a purchase order for PCI circuit boards. The purchase order is for 6,000 units at a cost of $100 each

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         (3) Articles of incorporation and bylaws of Com-Guard.com, Inc., incorporated by reference to Form 10-SB filed June 7, 2000.


(b)      Reports on Form 8-K:

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 6, 2001

COM-GUARD.com, INC.

BY: /s/ EDWARD W. SAVARESE
--------------------------
Edward W. Savarese
Chief Executive Officer
(Principal Financial and Accounting Officer)