Form 10QSB
period 2001-03-31
COM GUARD COM INC
filed 2001-09-10
CIK 1103759

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       or
                 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant's common stock as of August 26, 2001 was 10,322,000.

                                                                                                     PAGE
PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets
              March 31, 2001 (unaudited) and June 30, 2000 (audited)                                   2

         Statements of Operations
              Three months ended March 31, 2001 and 2000 (unaudited)                                   3

         Statements of Operations
              Nine months ended March 31, 2001 and 2000 (unaudited)                                    4

         Statements of Cash Flows
              Nine months ended March 31, 2001 and 2000 (unaudited)                                    5

         Notes to Financial Statements.                                                                6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS                                           7

         ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK                                          10

PART II - OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS                                                                   10
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                           10
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                     10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 10
         ITEM 5.  OTHER INFORMATION                                                                   10
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    10


SIGNATURES                                                                                            12

                                                COM-GUARD.COM, INC.
                                           (A Development Stage Entity)
                                                   BALANCE SHEETS

                                                      ASSETS
                                                                                 6/30/00          3/31/01
                                                                               (AUDITED)      (UNAUDITED)
        Current assets
             Cash                                                           $      7,834    $       9,858
             Inventories                                                         483,414          244,101
                                                                            ------------    -------------
                  Total current assets                                           491,248          253,959
                                                                            ------------    -------------


        Fixed assets
             Furniture and equipment                                              34,612           44,542
             Software                                                                             150,000
             Accumulated depreciation                                            (10,179)         (19,176)
                                                                            ------------    -------------
                  Fixed Assets, net                                               24,433          175,366
                                                                            ------------    -------------

                                                                            $    515,681    $     429,325
                                                                            ============    =============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities
             Accounts payable and accrued liabilities                       $    659,091    $   1,050,880
             Notes payable                                                             -          190,000
                                                                            ------------    -------------
                  Total current liabilities                                      659,091        1,240,880
                                                                            ------------    -------------


        Stockholders' equity
             Common stock, $0.001 par value, 100,000,000 shares
                authorized; 9,881,000 and 10,292,000 shares issued
                and outstanding at June 30, 2000 and March 31, 2001                9,881           10,292
             Additional paid-in capital                                        1,885,419        2,296,008
             Stockholder loans and advances                                     (223,078)        (200,278)
             Accumulated deficit during development                           (1,815,632)      (2,917,577)
                                                                            ------------    -------------
                  Total shareholders' equity                                    (143,410)        (811,555)
                                                                            ------------    -------------
                                                                            $    515,681    $     429,325
                                                                            ============    =============


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                         2000            2001
                                                         ----            ----

Revenues
   Interest                                       $     1,531      $        2
                                                  -----------     -----------

Costs and expenses
   Research and development                            31,050          35,629
   General, and administrative                        259,536         371,788
                                                  -----------     -----------
                                                      290,586         407,417
                                                  -----------     -----------
Net loss                                          $  (289,055)    $  (407,415)
                                                  ===========     ===========

Net loss per share available to common
   Shareholders
     Basic and Diluted                            $     (0.03)    $     (0.04)
                                                  ===========     ===========

Weighted average common shares                      9,559,333      10,267,275

                       SEE NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED        FROM INCEPTION
                                                               MARCH 31               THROUGH
                                                                                      MARCH 31
                                                         2000            2001           2001
                                                         ----            ----           ----

Revenues
   Interest                                       $     3,381     $        82         $      7,106
                                                  -----------     -----------         ------------
Costs and expenses
   Research and development                            69,323         109,304              691,732
   General, and administrative                        479,018        992,723             2,232,951
                                                  -----------     -----------         ------------
                                                      548,341       1,102,027            2,924,683
                                                  -----------     -----------         ------------

Net loss                                          $  (544,960)    $(1,101,945)        $ (2,917,577)
                                                  ===========     ===========         ============

Net loss per share available to common
   Shareholders
     Basic and Diluted                            $     (0.06)    $     (0.11)        $      (0.33)
                                                  ===========     ===========         ============

Weighted average common shares                      9,304,073      10,032,336            8,973,942

                       SEE NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                              FROM INCEPTION
                                                                  NINE MONTHS ENDED               THROUGH
                                                                       MARCH 31,                 MARCH 31,
                                                                2000              2001             2001
                                                                ----              ----             ----
Cash flows from operating activities
   Net loss                                                  $ (544,960)       $(1,101,945)    $(2,917,577)
                                                             ----------        -----------     -----------

Adjustments to reconcile net loss to net cash
   from operating activities
       Depreciation                                               5,800              8,997          19,176
     Provision to write down inventory                          148,126            239,313         394,068
     Stock issued for services                                   26,500            111,000         236,300
     Stock issued for research and development                                                     360,000
     Services provided as contributed capital                    30,000                             60,000
     Changes in operating assets and liabilities
       Vendor advance                                            50,000                                  -
       Inventory                                               (631,540)                          (638,169)
       Prepaid expenses                                           2,500                                  -
       Accounts payable and accrued liabilities                  93,773            391,789       1,060,880
                                                             ----------        -----------     -----------
         Net cash from operating activities                    (819,801)          (350,846)     (1,425,322)
                                                             ----------        -----------     -----------

Cash flows from investing activities
   Capital expenditures                                         (12,293)            (9,930)        (44,542)
                                                             ----------        -----------     -----------

Cash flows from financing activities
   Issuance of notes payable                                    200,000            190,000         390,000
   Proceeds from issuance of stock                              600,000            150,000       1,290,000
   Stockholder loans and advances                              (115,089)            22,800        (200,278)
                                                             ----------        -----------     -----------
        Net cash from financing activities                      684,911            362,800       1,479,722
                                                             ----------        -----------     -----------

Net increase (decrease) in cash and cash equivalents           (147,183)             2,024           9,858

Cash, beginning of period                                       221,285              7,834
                                                             ----------        -----------     -----------
Cash, end of period                                          $   74,102        $     9,858     $     9,858
                                                             ==========        ===========     ===========

Supplemental disclosure of cash flow information
     Interest paid                                                    -                -                 -
     Taxes paid                                                       -                -                 -

                       SEE NOTES TO FINANCIAL STATEMENTS.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During the second quarter the company acquired $150,000 of software by issuing 150,000 shares of its common stock.

COM-GUARD.COM, INC.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Com-Guard.com, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2001. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

NOTE 2: NET LOSS PER COMMON SHARE

Basic loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss available to common shareholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. Diluted loss per common share ("Diluted EPS") is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per share. In 2001, all potential common shares are anti-dilutive; therefore, Basic EPS equals Diluted EPS.

NOTE 3: INVENTORIES

Inventories consist of work in process stated at the lower of cost (first-in, first-out) or market. During the quarter ended March 31, 2001, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

NOTE 4: NOTES PAYABLE

During the fiscal quarter ended March 31, 2001, the Company issued two convertible notes for $50,000 and $20,000. The notes bear 7% interest and mature one year from the date of issuance. The principal and unpaid interest is due at maturity. The note holders have the option to convert the all unpaid principal and interest to common stock at $1.00 per share, at any time until the due date, at which time the right to convert expires.

NOTE 5: SHAREHOLDERS' EQUITY

During the fiscal quarter ended March 31, 2001, the Company issued 75,000 shares of common stock for services at a price of $1 per share.

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

NOTE  7: GOING CONCERN

As reflected in the accompanying financial statements, the Company has had continuing losses since inception of $2,917,577 and at March 31 2001, has a working capital deficiency of $986,921, a stockholders' deficiency of $811,555 and a net loss of $1,101,945. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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



RESULTS OF OPERATIONS

NET REVENUES

      Revenues were $2 and $1,531 for the three month period ended March 31, 2001 and 2000, respectively. Revenues were $82 and $3,381 for the nine month period ended March 31, 2001 and 2000, respectively. All revenues were from interest earned from bank deposits. The decreases from 2001 to 2000 were due to corresponding decreases in average cash balances.

RESEARCH AND DEVELOPMENT EXPENSES

      For the three month period ended March 31, 2001 and 2000, research and development expenses were $35,629 and $31,050 respectively. For the nine month period ended March 31, 2001 and 2000, research and development expenses were $109,304 and $69,323, respectively. These increases were due to expenditures to develop the Company's core technology.

PROVISION TO WRITE DOWN INVENTORIES

      During the quarter ended March 31, 2001, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses were $371,788 and $259,536 for the three month period ended March 31, 2001 and 2000, respectively, an increase of $112,252 or 143%. For the nine month period ended March 31, 2001 general and administrative expenses were $992,723 compared to $479,018 for the nine months ended March 31, 2000, an increase of $513,705 or 207%. The increases were due to several factors related to building the business, including increases in expenses related to facilities and staff. More specifically, general and administrative expenses included salaries and related costs for general corporate functions, including finance, accounting, facilities, legal, advertising, marketing related expenses, and fees for professional services.

LIQUIDITY AND CAPITAL RESOURCES

      The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock.

      As of March 31, 2001, the Company had working capital of ($986,921) as compared to working capital of ($167,843) at June 30, 2000. The $819,078 decrease in working capital is due primarily to accumulated operating losses totaling $ 2,917,577 during development of its business.

      The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite the minimal capital resources available to meet existing and anticipated obligations. In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations.

      In December 2001, the Company issued a purchase order for PCI circuit boards. The purchase order is for 6,000 units at a cost of $100 each.

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

NO ASSRANCE OF PUBLIC MARKET; POTENTIAL VOLATILITY OF STOCK PRICE.
There currently is no public trading market for the Company's common stock. There can be no assurance that an active public trading market can be established or sustained. Furthermore, if a public market for the common stock is established, the shares could be subject to significant fluctuations in response to operating results and other factors, many of which are not within the control of the Company.

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