Form 10KSB
period 2001-06-30
COM GUARD COM INC
filed 2001-10-25
CIK 1103759

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                           COMMISSION FILE NO. 0-29501


                               COM-GUARD.COM, INC.
             (Exact name of registrant as specified in its charter)

                          (A Development Stage Entity)

                      NEVADA                               33-0879853
        (State or other jurisdiction                 (IRS Employer ID No.)
      of incorporation or organization)

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

                         COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

At September 30, 2001, there was no market value of the voting stock of the Registrant as, to date, there has been no trading on any stock exchange in the Registrant's common stock,

At September 30, 2001, there were 10,322,000 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

FORWARD LOOKING STATEMENTS
--------------------------------------------------------------------------------

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

PART I
--------------------------------------------------------------------------------

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

          Com-Guard is able to lock down data files so that if there is a security violation locally or on the net the intruder will not be able to read the files in the Com-Guard protected area. The Company's Web-Guard(TM) product will keep unauthorized users from using their browser and therefore limit their access to the internet.

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

          Com-Guard will be offered in several configurations depending upon the need of the individual customer. Com-Guard will consist of three products: (1) Com-Guard-local version, including Com-Guard hardware and Soft-GuardTM software;
(2) Com-Guard-network version, including Com-Guard hardware, Soft-Guard, and network client/server software; (3) Soft-Guard-software only; and (4) Web-Guard
- a software package to provide limiting access to the browser will be free.

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

          Increased use of the internet and of enterprise-wide internal networks increases the complexity of the IT environment, which requires the use of IT security tools. Some of the tools used most often for network and data security have been commercially available for over a decade. Newer technologies - those moving away from standard hardware and software password protection - are now being introduced to the marketplace.

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

INTELLECTUAL PROPERTY.

          The Company has a patent in the United States (Application number 09/030,993), which covers the implementation of Com-Guard hardware. Copyright applications will be filed on all software developed for the system. The Intellectual Property covers the use of a hardware board which has a device to determine when the computer had been moved or tampered with. The Company has spent approximately $723,000 on research and development.

EMPLOYEES.

          The Company is in the development stage. However, the Company has engaged a total of seven (7) consultants at June 30, 2001, of whom three were in corporate administration and finance, three in engineering and research and development, and one in sales and marketing.

REPORTS TO SECURITY HOLDERS.

          The Company is not now fully reporting. The Company will deliver this Form 10-KSB as its annual report to its shareholders. The Company intends to report its quarterly and annual financial results to the Securities and Exchange Commission ("SEC"). The last report filed by the Company was for the period ended March 31, 2001.

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

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          There currently is no established public trading market for the Company's common stock. Once the Company is current with its reports to the SEC and is fully-reporting, it will take steps to have its common stock traded on a public exchange.

1,050,000 shares of the Company's common stock is subject to outstanding options or warrants to purchase, or securities convertible into the Company's common stock. There are 1,050,000 of shares of common stock reserved for outstanding options and warrants to purchase common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

          The Company has had several stock issuances. All such shares were sold by the Company, by its officers and directors, and no underwriters were utilized. Reference is made to the financial statements and notes to the financial statements from Inception through June 30, 2001 incorporated in this Form 10-KSB.

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

          During the period from June 30, 2000 to June 30, 2001, the Company issued 441,000 shares of its common stock. Of these, 180,000 were issued ($1.00 per share) pursuant to a Regulation D, Rule 504 offering. 111,000 shares of common stock were issued for services ($1.00 per share), and 150,000 shares of common stock were issued for intangible asset ($1.00 per share).

          With respect to the issuance of the common shares above, such issuances were made in reliance on the private placement exemptions provided by
Section 4(2) of the Securities Act of 1933 as amended, (the "Act"), SEC Regulation D, Rule 504 of the Act and Nevada Revised Statutes Sections 78.211, 78.215, 78.3784, 78.3785 and 78.3791 (collectively the "Nevada Statutes").

          The Company has relied upon the private placement exemptions from registration provided by Section 4(2) of the Securities Act of 1933 as amended (the "Act"), which exempts from registration transactions by an issuer not involving a public offering. This offering exemption is available to any issuer but prohibits general solicitation or advertising. Prospective purchasers must have access to information about the issuer. The Company utilized this Section 4(2) exemption by providing prospective purchasers with such sufficient information and required that all such purchasers be financially sophisticated; have a certain net worth and have the ability to bear the risk of loss of their respective investments.

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

RESULTS OF OPERATIONS.

CONSULTING FEES.

For the year ended June 30, 2001, consulting fees were $721,563 and $626,928 for the year ended June 30, 2000 an increase of $94,635 or 15.10%. This increase was due to additional consultants used during the year.

PROVISION TO WRITE DOWN INVENTORIES.

During the year ended June 30, 2001, the Company wrote-down inventories based on management's planned marketing, distribution, and pricing strategies of the related products.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES.

Other general and administrative expenses for the year ended June 30, 2001 were $197,242. Other general and administrative expenses for the year ended June 30, 2000 were $158,893 an increase of $38,349 or 24.14%. These expenses grew during the year ended June 30, 2001 due to costs for general corporate functions, facilities, legal, and marketing-related expenses.

RESEARCH AND DEVELOPMENT EXPENSES.

For the year ended June 30, 2001, research and development expenses were $140,200. For the year ended June 30, 2001, research and development expenses were $190,937 a decrease of $50,737 or 26.57%. This decrease was due to lower costs used during the year in the development of its products.

PROFESSIONAL FEES.

Professional fees for the year ended June 30, 2001 were $72,017 and $76,845 for the year ended June 30, 2000 a decrease of $4,828 or 6.28%.

LIQUIDITY AND CAPITAL RESOURCES.

          The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock.

          As of June 30, 2001, the Company had a working capital deficit of ($1,080,987) as compared to working capital of ($167,843) at June 30, 2000. The decrease of $913,144 in working capital is due primarily to increased liabilities for inventory and accrued consulting fees. The Company has accumulated operating losses totaling $3,285,797 since inception. During the year ended June 30, 2001, the Company raised capital of $180,000 in cash, and $111,000 in services, which has been the Company's principal source of liquidity since its inception.

From time to time, the Company loans or advances monies to officers and directors for travel, personal expenditures, and other matters. At June 30, 2000, the loans and advances totaled $223,078. These loans were non-interest bearing and were classified as a reduction of stockholders' equity in the accompanying financial statements. As of June 30, 2001, there were no stockholder loans and advances due to the Company because the then remaining amounts due of $188,685 were repaid from the satisfaction of convertible notes payable and the issuance of 188,685 warrants with an exercise price of $1.00. As of June 30, 2001, the Company has notes payable of $39,174 plus accrued interest of $698. The notes are scheduled to mature on September 30, 2002 and December 31, 2002.

          The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite the minimal capital resources available to meet existing and anticipated obligations. In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations.

          At June 30, 2001, the Company had no material commitments for capital expenditures.

ITEM 7. FINANCIAL STATEMENTS.


        Independent Auditor's Report                                     11
        Balance Sheet                                                    13
        Statements of Operations                                         14
        Statements of Changes in Stockholders' Deficiency                15
        Statements of Cash Flows                                         16
        Notes to Financial Statements                                    17


INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Com-Guard.com, Inc.
(A development stage company)

We have audited the accompanying balance sheet of Com-Guard.com, Inc. (a development stage company) as of June 30, 2001 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended June 30, 2001 and for the period from October 7, 1998 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Com-Guard.com, Inc. (a development stage company) as of June 30, 2001 and the results of its operations and its cash flows for the year ended June 30, 2001 and for the period from October 7, 1998 (Inception) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations of $3,285,797, has a working capital deficiency of $1,080,987 and has negative cash flows from operating activities of $457,697 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Los Angeles, California
September 21, 2001

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Com-guard.com, Inc.

We have audited the accompanying statements of operations and cash flows of COM-GUARD.COM, INC. (a Nevada development stage corporation) for the year ended June 30, 2000. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of operations and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations and cash flows. We believe that our audit of the statements of operations and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations and cash flows referred to above present fairly, in all material respects, the results of the operations and cash flows of COM-GUARD.COM, Inc. for the year ended June 30, 2000, in conformity with generally accepted accounting principles.


MANUEL J. RAMIREZ



January 30, 2001

Irvine, California

                               COM-GUARD.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------
                                 BALANCE SHEETS

                                                                   JUNE 30, 2001

                                     ASSETS



Current assets
     Cash and cash equivalents                                        $     1,990
     Inventories                                                          764,330
                                                                      -----------
          Total current assets                                            766,320

 Property and equipment, net                                               21,362

 Other Assets
      Intangible Asset                                                    150,000
                                                                      -----------

 Total assets                                                         $   937,682
                                                                      ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Loan payable - bank                                              $    24,000
     Accounts payable                                                     693,007
     Accrued consulting                                                 1,130,300
                                                                      -----------
          Total current liabilities                                     1,847,307
                                                                      -----------

Long term liabilities
     Notes payable and accrued interest                                    39,872
                                                                      -----------
Total Liabilities                                                       1,887,179

Commitments and Contingencies

Stockholders' Deficiency
     Common stock, $0.001 par value, 100,000,000 shares authorized;
       10,322,000 shares issued and outstanding at June 30, 2001           10,322
     Additional paid-in capital                                         2,325,978
     Accumulated deficit during development                            (3,285,797)
                                                                      -----------
          Total stockholders' deficiency                                 (949,497)
                                                                      -----------
 Total Liabilities and Stockholders' Deficiency                       $   937,682
                                                                      ===========


                 See accompanying notes to financial statements

                               COM-GUARD.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                            STATEMENTS OF OPERATIONS


                                                    FOR THE            FOR THE     FOR THE PERIOD
                                            YEAR ENDED JUNE    YEAR ENDED JUNE    FROM OCTOBER 7,
                                              JUNE 30, 2001      JUNE 30, 2000   1998 (INCEPTION)
                                                                                 TO JUNE 30, 2001
                                            ---------------   ----------------   ----------------

Revenues                                    $            --   $             --   $             --
                                            ---------------   ----------------   ----------------
Costs and expenses
   Consulting fees                                  721,563            626,928          1,416,200
   Provision to write down inventory                319,084            154,755            473,839
   Other general and administrative                 197,242            158,893            413,862
   Research and Development                         140,200            190,937            722,628
   Professional fees                                 72,017             76,845            225,713
   Depreciation                                      12,784              8,583             22,963
                                            ---------------   ----------------   ----------------
       Total operating expenses                   1,462,890          1,216,941          3,275,205
                                            ---------------   ----------------   ----------------

Loss from operations                             (1,462,890)        (1,216,941)        (3,275,205)
                                                              ----------------   ----------------

Other income (expense)
    Interest Expense                                 (6,557)           (10,000)           (16,898)
                                                              ----------------   ----------------
    Interest Income                                      82              3,996              7,106
                                            ---------------   ----------------   ----------------
        Total other income (expense)                 (6,475)            (6,004)            (9,792)
                                            ---------------   ----------------   ----------------

Loss before provision for income taxes           (1,469,365)        (1,222,945)        (3,284,997)
Provision for income taxes                              800                 --                800
                                            ---------------   ----------------   ----------------


Net loss                                    $    (1,470,165)  $     (1,222,945)  $     (3,285,797)
                                            ===============   ================   ================


  Net loss per share -  basic and diluted   $         (0.15)  $          (0.13)  $          (0.36)
                                            ===============   ================   ================

Weighted average common shares during
the period - basic and diluted                   10,100,526          9,386,718          9,095,632
                                            ---------------   ----------------   ----------------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                    ADDITIONAL     STOCKHOLDER     ACCUMULATED
                                              COMMON STOCK           PAID-IN        LOANS AND     DEFICIT DURING
                                          SHARES        AMOUNT       CAPITAL        ADVANCES       DEVELOPMENT        TOTAL
                                        ------------ -----------  -------------  --------------   -------------   -------------
Issuance of Stock:
  Stock issued for cash                   6,024,500     $ 6,025     $ 433,975        $       -       $      -     $ 440,000
  Stock issued for services               2,510,000       2,510        96,290                -              -        98,800
  Stock issued for R & D                    560,000         560       359,440                -              -       360,000
  Capital as services                             -           -        30,000                -              -        30,000
  Stockholder loans/advances                      -           -             -          (55,000)             -       (55,000)
  Net loss                                        -           -             -                -       (592,687)     (592,687)
                                        ------------ -----------  -------------  --------------   -------------   -------------
Balance, June 30, 1999                    9,094,500       9,095       919,705          (55,000)      (592,687)      281,113

Issuance of Stock:
  Stock issued for cash                     550,000         550       699,450              -                 -       700,000
  Stock issued for services                  26,500          26        26,474              -                 -        26,500
  Stock issued Conversion-notes             210,000         210       209,790              -                 -       210,000
  Capital as services                             -           -        30,000              -                 -        30,000
  Stockholder loans/advances                      -           -             -       (168,078)                -      (168,078)
  Net loss                                        -           -             -              -        (1,222,945)   (1,222,945)
                                        ------------ -----------  -------------  --------------   -------------   -------------

Balance, June 30, 2000                    9,881,500     $ 9,881    $1,885,419     $ (223,078)    $  (1,815,632)     (143,410)
                                        ============ ===========  =============  ==============   =============

Issuance of Stock:
  Stock issued for cash                     180,000         189       179,820              -                 -       180,000
  Stock issued for services                 111,000         111       110,889              -                 -       111,000
  Stock issued-Intangible asset             150,000         150       149,850              -                 -       150,000
  Stockholder loans/advances                      -           -             -        223,078                 -       223,078
  Net loss                                        -           -             -              -        (1,470,165)   (1,470,165)
                                        ------------ -----------  -------------  --------------   -------------   -------------

Balance, June 30, 2001                   10,322,000   $  10,322    $2,325,978    $           -     $ (3,285,797)     $(949,497)
                                        ============ ===========  =============  ==============   =============   =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
------------------------------------------------------------------------------

                             STATEMENT OF CASH FLOWS

                                                                                                  FOR THE PERIOD FROM
                                                               FOR THE            FOR THE           OCTOBER 7, 1998
                                                              YEAR ENDED         YEAR ENDED         (INCEPTION) TO
                                                            JUNE 30, 2001      JUNE 30, 2000        JUNE 30, 2001
                                                           ----------------   ----------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $    (1,470,165)    $   (1,222,945)      $     (3,285,797)
Adjustments to reconcile net loss to net cash from
  operating activities:
     Depreciation                                                   12,784              8,583                 22,963
     Stock issued for services                                     111,000             26,500                236,300
     Stock issued for research and development                           -                  -                360,000
     Services provided as contributed capital                            -             30,000                 60,000
     Provision for inventory write-down                            319,084            154,755                473,839
     Changes in operating assets and liabilities -
        Vendor advance                                                                 50,000                      -
        Inventory                                                 (600,000)          (638,169)            (1,238,169)
        Prepaid expenses                                                 -              2,500                      -
        Accounts payable                                           543,916            147,171                703,007
        Accrued Consulting                                         620,300            510,000              1,130,300
         Accrued Interest                                              698                  -                    698
                                                           ----------------   ----------------   --------------------
               Net cash from operating activities                 (462,383)          (931,605)            (1,536,859)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                             (9,713)           (13,768)               (44,325)
                                                           ----------------   ----------------   --------------------
               Net cash Used in Investing Activities                (9,713)           (13,768)               (44,325)
                                                           ----------------   ----------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of stock                               180,000            700,000               1,320,000
     Proceeds from loan payable - bank                              24,000                  -                 24,000
     Proceeds from issuance of notes payable                       227,859            200,000                427,859
     Stockholder loans and advances                                 34,393           (168,078)              (188,685)
                                                           ----------------   ----------------   --------------------
               Net cash from financing activities                  466,252            731,922              1,583,174

Net increase (decrease) in cash and cash equivalents                (5,844)          (213,451)                 1,990

Cash and cash equivalents
     Beginning of period                                             7,834            221,285                      -
                                                           ----------------   ----------------   --------------------
     End of period                                         $         1,990    $         7,834    $             1,990
                                                           ================   ================   ====================


Supplemental disclosure of non-cash investing and financing activities:

No interest or taxes were paid during the years June 30, 2001 and 2000

During December 2000 the Company acquired $150,000 of software by issuing 150,000 shares of its common stock.

As of June 30, 2001, notes payable and accrued interest to stockholders aggregating $188,685 were offset against stockholder loans/advances.

On June 30, 2000, notes and accrued interest totaling $210,000 were converted into common stock at $1.00 per share. In conjunction with this conversion, warrants to purchase 200,000 shares at $1.00 per share were issued, and remain outstanding.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               COM-GUARD.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
-----------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) ORGANIZATION

The Company was formed and incorporated in the state of Nevada on October 7, 1998 as e-WORLD SECURITY, INC. On April 16, 1999 the Company changed its name to COM-GUARD.COM, INC. Planned principal operations of the Company have not yet commenced; activities to date have been limited to forming the Company, assembling a management and consulting team, identifying markets, developing products, and obtaining initial capitalization. The Company intends to sell products that afford security protection to computer hardware and software in microcomputers. The Company's initial product, Com-Guard, includes unique software and hardware that will enable users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

The Company is in the development stage and activities to date include primarily fund raising, product design and development, and establishment of markets.

(B) USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of work-in-process.

(E) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated economic useful lives of 3 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

(F) INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated economic useful life.

(G) STOCK OPTIONS AND WARRANTS

In accordance with Statement of Financial Accounting Standards No. 123, ("SFAS 123") the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to non-employees under the fair value method of SFAS 123.

(H) REVENUE RECOGNITION

The Company recognizes revenue upon shipment of products.

(I) INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In fiscal 2000, the Company made no provision for income taxes because of financial statement and tax losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets due to the uncertainty of future realization. The use of any tax loss carryforward benefits may also be limited as a result of changes in Company ownership.

(J) RESEARCH AND DEVELOPMENT

Research and development, which includes purchased research and development and internal costs incurred on the technology are expenses as incurred. Statement of Financial Accounting Standards No. 86 (SFAS-86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed") does not materially effect the Company because the Company has elected to expense as research and development all such costs prior to establishing technological feasibility as required by SFAS-86. Management expects technological feasibility to be established upon completion of beta testing.

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 109, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company's financial instruments, including accounts payable, accrued expenses, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(L) NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

(M) LOSS PER SHARE

Basic and diluted net loss per common share for the years ended June 30, 2001 and 2000 and for the period from October 7, 1998 (inception) to June 30, 2001 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive. At June 30, 2001 there were 1,050,000 common stock options and 188,685 warrants issued and outstanding that could potentially dilute earnings per share in future periods.

(N) BUSINESS SEGMENTS

The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

(O) FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2   INVENTORIES

Inventory at June 30, 2001 consisted of work in process in the amount of $764,330 (See Note 7(C)).

NOTE 3   PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2001 consisted of the following:


             Equipment                                                 $  41,509
             Furniture and fixtures                                        2,816
                                                                       ----------
                                                                          44,325
             Less: Accumulated depreciation                               22,963
                                                                       ----------

             Property and equipment - net                              $  21,362
                                                                       ==========



Depreciation expense for the years ended June 30, 2001 and 2000 was $12,784 and $8,583, respectively.

NOTE 4   INTANGIBLE ASSET

On December 25, 2000, the Company acquired from Guardtec, Inc. (formerly Kyungki System Co., Ltd. (See Note 7(E))), a Korean corporation, the rights, title and interest to GTC Firewall, including copryights, trademarks, patents, object codes, source codes, enhancements, and updates or other modifications and user manuals. The product's function is to prevent unauthorized entry into a network and to safeguard files by means of encryption. As consideration for acquisition of this technology, the Company issued 150,000 shares of its common stock with a fair value of $150,000. This technology has not been placed into service as of June 30, 2001 and therefore, no amortization expense has been charged to operations during the fiscal year.

NOTE 5   LOAN PAYABLE - BANK

The loan payable - bank represents a $24,000 cash advance made by the Company from its bank credit card in June 2001.T he loan bears interest at 11.75% per annum.

NOTE 6   NOTES PAYABLE

The Company issued $220,000 in convertible notes payable to related individuals during the fiscal year June 30, 2001. The unsecured notes had a stated interest rate of 7% per annum and were due eighteen months from the date of the notes. Notes payable, in the amount of $182,826 plus accrued interest of $5,859 were satisfied by an offset to loans receivable from related individuals in the amount of $188,685 (See Note 7(D)) and the issuance of 188,685 warrants with an exercise price of $1.00. As of June 30, 2001, the remaining notes payable balance was $39,174 plus accrued interest of $698. The notes are scheduled to mature on September 30, 2002 and December 31, 2002.

NOTE 7   RELATED PARTY TRANSACTIONS

(A) CONSULTING SERVICES

During the period ended June 30, 2001 and 2000, the Company incurred consulting fees for various corporate and administrative services performed by officers, directors, and stockholders.

During the period ended June 30, 2000, the Company incurred $358,300 in fees from related parties, including an officer and director, for various corporate and administrative services. Payment was made in the form of cash $169,300 plus accrued liabilities $189,000.

(B) LEGAL COUNSEL

The Company's legal counsel is a stockholder of the Company.

(C) INVENTORY

During the years ended June 30, 2001 and 2000, the Company purchased work in process inventory in the amount of $600,000 and $638,169 from a vendor whose owner is a stockholder of the Company. As of June 30, 2001 and 2000, the Company has recorded a provision of $319,084 and $154,755, respectively to reduce the inventory to the lower of cost or market. At June 30, 2001, accounts payable includes the $600,000 due to the related party vendor which was due in June 2001 and is still outstanding at the date of this report.

(D) STOCKHOLDER LOANS AND ADVANCES

From time to time, the Company loans or advances monies to officers and directors for travel, personal expenditures, and other matters. At June 30, 2000, the loans and advances totaled $223,078. These loans were non-interest bearing and were classified as a reduction of stockholders' equity in the accompanying financial statements. As of June 30, 2001, there were no stockholder loans and advances due to the Company because the then remaining amounts due of $188,685 were repaid from the satisfaction of convertible notes payable. (See Note 6).

(E) INTANGIBLE ASSETS AND RESEARCH AND DEVELOPMENT

During the years ended June 30, 2001 and 2000, the Company purchased intangible assets and research and development technology from a vendor who is a stockholder of the Company (See Notes 4 and 9 (D)).

(F) RENT

During the periods ended June 30, 2000 and 1999, the Company incurred rent expense of $15,000 under a short-term facility lease with an officer and director of the Company. This leasing agreement was terminated in November 1999 in connection with the lease of facilities discussed in Note 8.

NOTE 8   COMMITMENTS AND CONTINGENCIES

(A) LEASES

The Company leases corporate office space under an operating lease. The lease is scheduled to expire in November 2001. Management is in the process of negotiating an extension of the lease terms and conditions.

Future minimum lease payments for the operating lease are $8,155 at June 30, 2001.

Rent expense for the years ended June 30, 2001 and 2000 amounted to $20,814 and $15,000, respectively.

(B) CONSULTING AGREEMENTS

On July 1, 1999, the Company entered into two-year consulting agreements with seven individuals. The terms of the agreements call for the individuals to provide the following services:

Public relations, shareholder relations, and general management consulting. Market research and materials, vendor relations.
Research and development, product planning and technical staff evaluations. Corporate planning and strategic alliances.
Fundraising and strategic planning.
General corporate governance.

At June 30, 2001, the Company had $1,133,800 of accrued consulting expense such agreements. These agreements were renewed for one year.

On June 22, 2001, the Board of Directors approved the use of eleven consultants with monthly fees aggregating $77,750 beginning on July 1, 2001. The previously contracted consultants were included in the eleven.

NOTE 9   STOCKHOLDERS' DEFICIENCY

(A) STOCK OPTIONS AND WARRANTS

The Company issued 188,685 warrants during fiscal 2001 at an exercise price of $1.00 per share in conjunction with the satisfaction of convertible notes (See Note 6). The exercise price of the warrants was equal to the fair value of the common stock at the time of grant based on recent sales of the Company's common stock.

During the year ended June 30, 2000 the Company granted 200,000 non-qualified stock options having an exercise price of $1.00 upon conversion of notes payable to certain note holders. All of the options vested immediately upon grant and their exercise price was equal to the fair value of the common stock at the time of grant based upon recent sales of the Company's common stock.

The Company did not recognize any stock-based compensation during the years ended June 30, 2001 and 2000. There would be no material difference to compensation costs had the compensation costs been computed under SFAS 123.

A summary of the options issued to certain advisors, consultants and directors as of June 30, 2001 is presented below:


                                                                                                 Weighted
                                                                         Number of               Average Exercise
                                                                         Options                 Price
                                                                       -----------------     --------------------
        Stock Options
        Balance, June 30, 1999                                             855,000           $    .14
        Granted                                                            200,000           $   1.00
        Exercised                                                          -                     -
        Forfeited                                                          -                 $   -
                                                                       -----------------     --------------------
        Balance, June 30, 2000                                             1,055,000         $    .30
                                                                       =================     ====================

        Granted                                                            -                     -
        Exercised                                                          -                     -
        Forfeited                                                         (5,000)            $   1.00
                                                                       -----------------     --------------------
        Balance, June 30, 2001                                         1,050,000             $    .30
                                                                       =================     ====================

        Weighted average fair value of options granted during
        the period                                                         -                 $    1.00



The following table summarizes information about stock options outstanding at June 30, 2001:


       Options Outstanding                                                            Options Exercisable
       --------------------------------------------------------------------------- -- -------------------------------
                                                   Weighted
                               Number              Average           Weighted         Number             Weighted
            Range Of           Outstanding         Remaining         Average          Exercisable        Average
            Exercise           At June 30,         Contractual       Exercise         At June 30,        Exercise
            Price              2001                Life              Price            2001               Price
            ---------------    ---------------     --------------    -------------    --------------     ------------
            $    .02 - 1.00          1,050,000            4 years        $  .30            1,050,000     $   .30
            ===============    ===============     ==============    =============    ==============     ============


(B) CONVERSION OF NOTES INTO COMMON STOCK

During the year ended June 30, 2000, notes aggregating $210,000 were converted into 210,000 common shares. These shares were valued at the fair market value on the conversion date and no gain or loss was realized on this transaction.

(C) ISSUANCE OF COMMON STOCK FOR SERVICES

During the years ended June 30, 2001, 2000 and 1999, 111,000, 26,500 and
2,510,000 common shares, respectively, were issued for services to various consultants and outside contractors. The shares were valued at $110,000, $26,500 and $98,800, respectively, the fair market value for financial reporting purposes based on concurrent cash offering prices at the date of issuance.

(D) ISSUANCE OF COMMON STOCK FOR RESEARCH AND DEVELOPMENT

On January 14, 1999, the Company acquired from Guardtec, Inc. (formerly Kyungki System Co., Ltd. (See Note 7(E))), a Korean corporation, the right, title and interest to certain technology including copyrights, trademarks, patents, object codes, source codes, enhancements, and updates or other modifications and user manuals. As consideration for this acquisition of technology, the Company issued 560,000 shares of its common stock. The acquisition of technology is reflected in the accompanying financial statements as research and development because technological feasibility was not established and the technology has no alternative future use. On July 20, 1999, the U.S. Patent and Trademark Office issued a patent on the technology acquired for common stock.

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2001 and 2000 were $140,200 and $190,937, respectively.

(E) ISSUANCE OF COMMON STOCK FOR INTANGIBLE ASSET

During the year ended June 30, 2001, the Company issued 150,000 common shares of stock to acquire GTC Firewall software technology. The shares were valued at $150,000, the fair market value for financial reporting purposes based on concurrent cash offering prices at the date of issuance.

(F) CONTRIBUTED CAPITAL

The president elected to forgo his salary through December 31, 1999. The value of the services, determined as equal to his forgone salary of $60,000, has been treated as contributed capital.

NOTE 10  INCOME TAXES

Income tax expense (benefit) for the year ended June 30, 2001 for the company is summarized as follows:


                                                                                           2001
                                                                                    -----------------

        Current:
        Federal                                                                              -
        State                                                                                800
        Deferred-Federal and State                                                           -
        Change in Valuation Allowance                                                        -
                                                                                    -----------------
        Income tax expense (benefit)                                                $        800
                                                                                    =================



The Company's tax expense differs from the "expected" tax expense for the year ended June 30, 2001, as follows:


                                                                                               2001
                                                                                           -----------------
        U.S. Federal income tax provision (benefit)                                        $ (490,536)
        Effect of research and development costs and amortization of organization cost         28,605
        Effect of net operating loss carryback                                                  -
                                                                                            -----------------
        Tax benefit                                                                          (461,931)
        Valuation allowance                                                                   461,931
                                                                                            -----------------
                                                                                             $  -
                                                                                            =================


The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2001 are as follows:

                                                                                                 2001
                                                                                           -----------------
        Deferred tax assets:
        Research and development costs                                                    $  235,000
        Start-up costs                                                                        57,174
        Net operating loss carryforward                                                      520,046
                                                                                           -----------------
        Total gross deferred tax assets                                                      812,220
        Less valuation allowance                                                            (812,220)
                                                                                           -----------------
        Net deferred tax assets                                                            $    -
                                                                                           =================


At June 30, 2001, the Company had net operating loss carryforwards of approximately $2,389,000 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2021.

The valuation allowance at July 1, 2000 was $350,289. The net change in the valuation allowance during the year ended June 30, 2001 was an increase of approximately $461,931.

NOTE 11  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,470,165 and negative cash flows from operating activities of $457,697, has an accumulated deficit of $3,285,797 and a working capital deficiency of $1,080,987 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management's plans include the issuance of a private placement memorandum to raise additional funds through the sale of common stock and the manufacture, marketing and sale of the GTC Firewall and Com-Guard computer software programs. Management believes that the action presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.


NAME                                 AGE     POSITION                                TERM            SERVED SINCE
----                                 ---     --------                                ----            ------------
Edward W. Savarese                    54     President and Chief Executive           Annual           Inception
                                             Officer
Edward H. Currie                      60     Director                                Annual           June 25, 1999


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

ITEM 10. EXECUTIVE COMPENSATION.

         Other than Dr. Savarese, there was no executive or director who has received compensation in excess of $100,000 since the incorporation date of the Company. Dr. Savarese currently receives an annual salary of $60,000.

                                         SUMMARY COMPENSATION TABLE


--------------------- ------- --------------------------------- --------------------------------------- ----------
                                    Annual Compensation                 Long Term Compensation
                              --------------------------------- ---------------------------------------
                                                                          Awards             Payouts
                                                                --------------------------- -----------
                                                                -------------- ------------ -----------
                                                     Other       Restricted    Securities               All
 Name and principal                                  annual         stock      underlying   LTIP        other
      position         Year    Salary    Bonus    compensation award(s) ($)    Options/    payouts     compensation
                                ($)       ($)         ($)                       SARs (#)       ($)          ($)
                                                                -------------- ------------ -----------

--------------------- ------- --------- --------- ------------- -------------- ------------ ----------- ----------
Edward Savarese,
CEO                    2001   120,000     -0-         -0-            -0-           -0-         -0-         -0-
                       2000   110,000   145,000       -0-            -0-           -0-         -0-         -0-
--------------------- ------- --------- --------- ------------- -------------- ------------ ----------- ----------
--------------------- ------- --------- --------- ------------- -------------- ------------ ----------- ----------


         The Registrant has no agreements with its directors for the payment of director fees. No officer of the Company has an employment agreement with the Company.

                                OPTION/SAR VALUES

                                                                                            VALUE OF UNEXERCISED
                              SHARES                   NUMBER OF SECURITIES UNDERLYING          IN-THE-MONEY
                            ACQUIRED ON     VALUE          UNEXERCISED OPTIONS/SARS             OPTIONS/SARS
NAME                         EXERCISE     REALIZED                AT FY-END                       AT FY-END
--------------------------------------------------------------------------------------------------------------------
Edward W. Savarese              -0-          -0-                 500,000 (1)                     $ 10,000.00

Edward H. Currie                -0-          -0-                  50,000 (1)                     $ 1,000.00


(1) These options are exercisable no later than June 30, 2004 at a price of $.02 per share. The securities underlying the unexercised options are exercisable.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



        ------------------- --------------------------------- ---------------------- ----------------
                                                              AMOUNT AND NATURE OF
                             NAME AND ADDRESS OF                   BENEFICIAL          PERCENT OF
        TITLE OF CLASS        BENEFICIAL OWNER                    RELATIONSHIP            CLASS
        ------------------- --------------------------------- ---------------------- ----------------
        Common              Edward W. Savarese(1)                     5,200,000            50.4%
                            2075 Corte del Nogal
                            Carlsbad, CA 92009
        ------------------- --------------------------------- ---------------------- ----------------
        Common              Edward H. Currie (2)                         75,000             0.7%
                            6-57 158th Street
                            Whitestone, NY 11357
        ------------------- --------------------------------- ---------------------- ----------------
        Common              Directors and officers as a               5,275,000            57.4%
                            group (2 persons)
        ------------------- --------------------------------- ---------------------- ----------------
        ------------------- --------------------------------- ---------------------- ----------------



         (1) Has the right to acquire a total of 500,000 additional shares within 60 days.
         (2) Has the right to acquire a total of 50,000 additional shares within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A) Consulting Services

During the period ended June 30, 2001 and 2000, the Company incurred consulting fees for various corporate and administrative services performed by officers, directors, and stockholders.

(B) Legal Counsel

The Company's legal counsel is a stockholder of the Company.

(C) Inventory

During the years ended June 30, 2001 and 2000, the Company purchased work in process inventory in the amount of $600,000 and $638,169 from a vendor whose owner is a stockholder of the Company. As of June 30, 2001 and 2000, the Company has recorded a provision of $319,084 and $154,755, respectively to reduce the inventory to the lower of cost or market. At June 30, 2001, accounts payable includes the $600,000 due to the related party vendor which was due in June 2001 and is still outstanding at the date of this report.

(D) Stockholder Loans and Advances

From time to time, the Company loans or advances monies to officers and directors for travel, personal expenditures, and other matters. At June 30, 2000, the loans and advances totaled $223,078. These loans were non-interest bearing and were classified as a reduction of stockholders' equity in the accompanying financial statements. As of June 30, 2001, there were no stockholder loans and advances due to the Company because the then remaining amounts due of $188,685 were repaid from the satisfaction of convertible notes payable. (See Note 6).

(E) Intangible Assets and Research and Development

During the years ended June 30, 2001 and 2000, the Company purchased intangible assets and research and development technology from a vendor who is a stockholder of the Company (See Notes 4 and 9 (D)).

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

         (10a)    Technology Purchase Agreement incorporated by reference to
                  Exhibit 6.1 of Form 10-SB/A1 dated April 11, 2000.

         (10b) Consulting Agreement incorporated by reference to Exhibit 6.2 of Form 10-SB/A1 dated April 11, 2000.

         (10c) Consulting Agreement between the Company and Edward Savarese, dated October 1, 2000, effective July 1, 1999 incorporated by reference to Form 10-K dated January 30, 2001 and March 30, 2001 (for subsequent events).

         (10d) Consulting Agreement between the Company and Edward Currie, dated March 13, 2001, effective July 1, 1999 incorporated by reference to Form 10-K dated January 30, 2001 and March 30, 2001 (for subsequent events).

         (10e) Consulting Agreement between the Company and Joseph Sigismonti, October 1, 2000, effective July 1, 1999 incorporated by reference to Form 10-K dated January 30, 2001 and March 30, 2001 (for subsequent events).

         (10f) Share Purchase Agreement between the Company and Guardtec, Inc., dated December 19, 2000 incorporated by reference to Form 10-K dated January 30, 2001 and March 30, 2001 (for subsequent events).

         (10g) Technology License Agreement between the Company and Guardtec, Inc., dated December 25, 2000 incorporated by reference to Form 10-K dated January 30, 2001 and March 30, 2001 (for subsequent events).

         (27)     Financial Data Schedule

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 22, 2001

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