Form 10QSB
period 2001-09-30
COM GUARD COM INC
filed 2001-11-19
CIK 1103759

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

or

TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-29501

Com-Guard.com, Inc.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	33-0879853 (IRS Employer ID No.)

2075 Corte del Nogal, Suite B
Carlsbad, California 92009
(Address of principal executive offices)

(760) 431-2206
Registrant's Telephone Number, Including Area Code:

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's common stock as of November 16, 2001, was 10,322,000.

		PAGE
PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
Balance Sheets
	September 30, 2001 (unaudited) and June 30, 2001 (audited)	2
Statements of Operations
	Three months ended September 30, 2001 and 2000 (unaudited)	3
Statements of Cash Flows
	Three months ended September, 2001 and 2000 (unaudited)	4
Notes to Financial Statements.		5
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 3.	QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	10
PART II—OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
ITEM 5.	OTHER INFORMATION	11
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	11
SIGNATURES		12

COM-GUARD.COM, INC.

(A Development Stage Entity)

BALANCE SHEETS

	6/30/01	9/30/01
	(Audited)	(Unaudited)
ASSETS
Current assets
Cash	$1,990	$11,953
Inventories	764,330	609,559
Other	—	707

Total current assets	766,320	622,219

Property and equipment, net	21,362	19,386
Intangible asset	150,000	150,000
Total assets	$937,682	$791,605

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Loan payable — Bank	$24,000	$24,000
Accounts payable	693,007	753,912
Accrued liabilities	1,130,300	1,339,800

Total current liabilities	1,847,307	2,117,712

Long term liabilities
Notes payable and accrued interest	39,872	116,815

Total liabilities	1,887,179	2,234,527
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,322,000 and 10,322,000 shares issued and outstanding at June 30, and September 30, 2001	10,322	10,322
Additional paid-in capital	2,325,978	2,325,978
Accumulated deficit during development	(3,285,797)	(3,779,222)

Total shareholders' equity	(949,497)	(1,442,922)

	$937,682	$791,605

See notes to financial statements.

COM-GUARD.COM, INC.

(A Development Stage Entity)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		From Inception Through September 30,
	2000	2001	2001
Revenues
Product sales	$—	$9,712	$9,712

Costs and expenses
Research and development	41,200	38,400	761,028
Provision to write down inventory	79,771	154,771	628,610
Consulting fees	125,900	206,516	1,622,716
Other general, and administrative	76,464	102,790	765,328

Total operating expenses	323,335	502,477	3,777,682

Loss from operations	$(323,335)	$(492,765)	$(3,767,970)

Interest, net	75	(660)	(10,452)

Provision for income taxes	—	—	800

Net loss	$(323,260)	$(493,425)	$(3,779,222)

Net loss per share available to common shareholders
Basic and Diluted	$(0.03)	$(0.05)	$(0.41)

Weighted average common shares	9,881,000	10,322,000	9,199,333

See notes to financial statements.

COM-GUARD.COM, INC.

(A Development Stage Entity)

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(unaudited)

	Three months ended September 30,		From Inception Through September 30,
	2000	2001	2001
Cash flows from operating activities
Net loss	$(323,260)	$(493,425)	$(3,779,222)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	2,999	2,999	25,962
Provision to write down inventory	79,771	154,771	628,610
Stock issued for services			236,300
Stock issued for research and development		—	360,000
Services provided as contributed capital	—		60,000
Changes in operating assets and liabilities
Vendor advance			—
Inventory			(1,238,169)
Accrued liabilities		209,500	1,339,800
Accounts payable	143,151	60,905	764,610

Net cash from operating activities	(97,339)	(65,250)	(1,602,109)

Cash flows from investing activities
Capital expenditures	(4,601)	(1,023)	(45,348)

Cash flows from financing activities
Proceeds from loan payable—bank			24,000
Proceeds from issuance of notes payable	50,000	76,943	504,802
Proceeds from issuance of stock			1,320,000
Stockholder loans and advances	45,998	(707)	(189,392)

Net cash from financing activities	95,998	76,236	1,659,410

Net increase (decrease) in cash and cash equivalents	(5,942)	9,963	11,953
Cash, beginning of period	7,834	1,990	—

Cash, end of period	$1,892	$11,953	$11,953
Supplemental disclosure of cash flow information
Interest paid	—	—	—
Taxes paid	—	—	—

See notes to financial statements.

COM-GUARD.COM, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

Note 1 Basis Of Presentation

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

NOTE 2 INVENTORIES

    Inventories consist of work in process stated at the lower of cost (first-in, first-out) or market. During the quarter ended September 30, 2001, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

NOTE 3 NOTES PAYABLE

    During the fiscal quarter ended September 30, 2001, the Company issued convertible notes totaling $75,000. The notes bear 7% interest and mature one year from the date of issuance. The principal and unpaid interest is due at maturity. The note holders have the option to convert all the unpaid principal and interest to common stock at $1.00 per share, at any time until the due date, at which time the right to convert expires.

NOTE 4 COMMITMENTS AND CONTINGENCIES

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

NOTE 5 GOING CONCERN

    As reflected in the accompanying financial statements, the Company has had continuing losses since inception of $3,779,222 and at September 30, 2001, has a working capital deficiency of $1,495,493, a stockholders' deficiency of $1,442,922 and a net loss of $493,425. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

    The Com-Guard™ system monitors a computer or network and detects, through proprietary software and hardware, unauthorized attempts to use, tamper with, or remove data or equipment. The system is designed to generate an alarm, which can be sent to any receiving device, including pagers, telephones, and other computers.

    The market for Com-Guard™ consists of individual users and industry. The popularity of the internet has created a need for both data security and access limitations. Limiting access to sensitive and/or confidential files has grown to be a need for all users of microcomputers.

    Home automation, including systems to provide "internal" security to certain areas of a home or office, represents an additional market for Com-Guard™. The system, installed in a PC, has the ability to function as an internal home security system, controlling a series of sensors to protect against theft and intrusion, and child safety.

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

RESULTS OF OPERATIONS

NET REVENUES

    Revenues were $9,712 and $0 for the three month period ended September 30, 2001 and 2000, respectively. Sales for the three months ended September 30, 2001 were from product sales.

RESEARCH AND DEVELOPMENT EXPENSES

    For the three month period ended September 30, 2001 and 2000, research and development expenses were $38,400 and $41,200, respectively. The Company continues to develop new improvements to its products.

PROVISION TO WRITE DOWN INVENTORIES

    During the quarter ended September 30, 2001, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

CONSULTING FEES

    Consulting fees for the three month period ended September 30, 2001 and 2000 were 206,516 and 125,900 and increase of 80,616 or 64.0%. This increase was due to increased consultants and fees during the current period.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

    Other general and administrative expenses were $102,790 and $76,464 for the three month period ended September 30, 2001 and 2000, respectively, an increase of $26,326 or 34.4%. The increase was due to several factors related to building the business. More specifically, general and administrative expenses included related costs for general corporate functions, including, facilities, legal, advertising, marketing related expenses, and other fees.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock.

    As of September 30, 2001, the Company had a working capital deficit of ($1,495,493) as compared to working capital of ($1,080,987) at June 30, 2001. The decrease of $414,506 in working capital is due primarily to increased liabilities for inventory and accrued consulting fees. The Company has accumulated operating losses totaling $3,779,222 since inception.

    The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite the minimal capital resources available to meet existing and anticipated obligations. In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations.

    At September 30, 2001, the Company had no material commitments for capital expenditures.

RISKS AND UNCERTAINTIES

Lack of Operations and Profitability.

    The Company is in the development-stage and commenced pre-operating activities approximately two years ago. It has no history of operations or profits in the industries in which it participates.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

Dated: November 17, 2001

COM-GUARD.com, INC.

By:	/s/ EDWARD W. SAVARESE Edward W. Savarese Chief Executive Officer (Principal Financial and Accounting Officer)

QuickLinks

COM-GUARD.COM, INC. (A Development Stage Entity) BALANCE SHEETS
COM-GUARD.COM, INC. (A Development Stage Entity) STATEMENTS OF OPERATIONS (unaudited)
COM-GUARD.COM, INC. (A Development Stage Entity) STATEMENTS OF CASH FLOWS THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)
COM-GUARD.COM, INC. (A Development Stage Entity) NOTES TO FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES