Form 10QSB
period 2001-12-31
COM GUARD COM INC
filed 2002-02-19
CIK 1103759

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-29501

Com-Guard.com, Inc.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	33-0879853 (IRS Employer ID No.)

2075 Corte del Nogal, Suite B
Carlsbad, California 92009
(Address of principal executive offices)

Registrant's Telephone Number, Including Area Code: (760) 431-2206

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        The number of shares outstanding of the registrant's common stock as of February 14, 2002 was 10,322,000.

COM-GUARD.COM, INC.

(A Development Stage Entity)

BALANCE SHEETS

	6/30/01	12/31/01
	(Audited)	(Unaudited)
ASSETS
Current assets
Cash	$1,990	$1,129
Inventories	764,330	454,788
Other		708
Total current assets	766,320	456,625

Property and equipment, net	21,362	16,387
Other Assets
Intangible asset	150,000	112,500

Total assets	$937,682	$585,512

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Loan payable — bank	$24,000	23,128
Accounts payable	693,007	$744,226
Accrued consulting	1,130,300	1,569,500

Total current liabilities	1,847,307	2,336,854

Long term liabilities
Notes payable and accrued interest	39,872	171,602

Total liabilities	1,887,179	2,508,456

Stockholders' deficiency
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,322,000 shares issued and outstanding at June 30, and December 31, 2001	10,322	10,322
Additional paid-in capital	2,325,978	2,325,978
Accumulated deficit during development	(3,285,797)	(4,259,244)

Total shareholders' deficiency	(949,497)	(1,922,944)

Total liabilities and stockholders' deficiency	$937,682	$585,512

See notes to financial statements.

COM-GUARD.COM, INC.

(A Development Stage Entity)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31
	2000	2001
Costs and expenses
Research and development	$32,400	$33,950
Provision to writedown inventory	79,771	154,771
Consulting fees	185,950	214,390
General, and administrative	73,154	75,720

Total operating expenses	371,275	478,831

Loss from operations	(371,275)	(478,831)

Interest, net	4	(1,192)
Provision for income taxes	—	—

Net loss	$(371,271)	$(480,023)

Net loss per share available to common shareholders
Basic and Diluted	$(0.04)	$(0.05)

Weighted average common shares	9,881,000	10,322,000

See notes to financial statements.

COM-GUARD.COM, INC.

(A Development Stage Entity)

STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended December 31
			From Inception Through December 31 2001
	2000	2001
Revenues	$—	$9,712	$9,712

Costs and expenses
Research and development	73,675	74,536	794,978
Provision to writedown inventory	159,542	309,542	783,381
Consulting fees	311,850	420,817	1,837,105
General, and administrative	149,543	177,072	841,048

	694,610	981,967	4,256,512

Loss from operations	$(694,610)	$(972,255)	$(4,246,800)

Interest, net	80	(1,192)	(11,644)
Provision for income taxes			800
Net loss	$(694,530)	$(973,447)	(4,259,244)

Net loss per share available to common shareholders
Basic and Diluted	$(0.07)	$(0.09)	$(0.46)

Weighted average common shares	9,917,554	10,322,000	9,286,863

See notes to financial statements.

COM-GUARD.COM, INC.

(A Development Stage Entity)

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

(unaudited)

	Six months ended December 31,
			From Inception Through December 31, 2001
	2001	2001
Cash flows from operating activities
Net loss	$(694,530)	$(973,447)	$(4,259,244)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	5,998	43,498	66,461
Provision to write down inventory	159,542	309,542	783,381
Stock issued for services	36,000	—	236,300
Stock issued for research and development	—	—	360,000
Services provided as contributed capital	—	—	60,000
Changes in operating assets and liabilities	—	—
Inventory	—	—	(1,238,169)
Other	—	(708)	(708)
Accounts payable and accrued liabilities	219,100	490,419	2,324,424

Net cash from operating activities	(273,890)	(130,696)	(1,667,555)

Cash flows from investing activities
Capital expenditures	(8,840)	(1,023)	(45,348)

Net cash flows from investing activities	(8,840)	(1,023)	(45,348)
Cash flows from financing activities
Proceeds from loan payable—bank	—	—	24,000
Repayment of loan payable	—	(872)	(872)
Issuance of notes payable	120,000	131,730	559,589
Proceeds from issuance of stock	150,000		1,320,000
Stockholder loans and advances	36,701		(188,685)

Net cash from financing activities	306,701	130,858	1,714,032

Net increase (decrease) in cash and cash equivalents	23,971	(861)	1,129
Cash, beginning of period	7,834	1,990

Cash, end of period	$31,805	$1,129	$1,129

Supplemental disclosure of cash flow information
Interest paid	—	—	—
Taxes paid	—	—	—

See notes to financial statements.

COM-GUARD.COM, INC.

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Com-Guard.com, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2001 which appears in the Company 10-KSB. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

NOTE 2: INVENTORIES

Inventories consist of work in process stated at the lower of cost (first-in, first-out) or market. During the quarter ended December 31, 2001, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

NOTE 3: NOTES PAYABLE

During the fiscal quarter ended December 31, 2001, the Company issued one convertible note for $53,595. The notes bear 7% interest and mature one year from the date of issuance. The principal and unpaid interest is due at maturity. The note holders have the option to convert all unpaid principal and interest to common stock at $1.00 per share, at any time until the due date, at which time the right to convert expires.

NOTE 4: COMMITMENTS AND CONTINGENCIES

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

NOTE 5: GOING CONCERN

As reflected in the accompanying financial statements, the Company has had continuing losses since inception of $4,259,244 and at December 31, 2001 has a working capital deficiency of $1,880,229, a stockholders' deficiency of $1,922,944 and a net loss of $480,023. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS OF OPERATIONS

NET REVENUES

        Revenues were $0 and $0 for the three month period ended December 31, 2001 and 2000, respectively. Revenues were $9,712 and $0 for the six month period ended December 31, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

        For the three month period ended December 31, 2001 and 2000, research and development expenses were $32,400 and $33,950 respectively. For the six month period ended December 31, 2001 and 2000, research and development expenses were $73,675 and $74,536, respectively. These expenses were due to expenditures to develop the Company's core technology.

PROVISION TO WRITE DOWN INVENTORIES

        During the quarter ended December 31, 2001, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

CONSULTING FEES

        Consulting fees for the three month period ended December 21, 2001 and 2000 were $214,390 and $185,950 and increase of $28,440 or 15.3%. Consulting fees for the six month period ended December 21, 2001 and 2000 were $420,817 and $311,850 and increase of $108,967 or 34.9%. This increase was due to increased consultants and fees during the current periods.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $75,720 and $73,154 for the three month period ended December 31, 2001 and 2000, respectively, an increase of $2,566 or 3.5%. For the six month period ended December 31, 2001 general and administrative expenses were $177,072 compared to $149,543 for the six months ended December 31, 2000, an increase of $27,529 or 18%. The increase was due to several factors related to building the business. More specifically, general and administrative expenses included related costs for general corporate functions, including, facilities, legal, advertising, marketing related expenses, and other fees.

LIQUIDITY AND CAPITAL RESOURCES

        The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock and loans to the Company.

        As of December 31, 2001, the Company had working capital of ($1,880,229) as compared to working capital of ($1,080,987) at June 30, 2001. The $799,242 decrease in working capital is due primarily to accumulated operating losses totaling $4,259,244 during development of its business.

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

None

(b)
Reports on Form 8-K:

None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 19, 2002

COM-GUARD.com, INC.

By:	/s/ EDWARD W. SAVARESE Edward W. Savarese Chief Executive Officer (Principal Financial and Accounting Officer)

QuickLinks

COM-GUARD.COM, INC. (A Development Stage Entity) BALANCE SHEETS
COM-GUARD.COM, INC. (A Development Stage Entity) STATEMENTS OF OPERATIONS (unaudited)
COM-GUARD.COM, INC. (A Development Stage Entity) STATEMENTS OF OPERATIONS (unaudited)
COM-GUARD.COM, INC. (A Development Stage Entity) STATEMENTS OF CASH FLOWS SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (unaudited)
COM-GUARD.COM, INC. (A Development Stage Entity) NOTES TO FINANCIAL STATEMENTS