Form 10QSB
period 2002-03-31
COM GUARD COM INC
filed 2002-05-15
CIK 1103759

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

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

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

        The number of shares outstanding of the registrant's common stock as of May 10, 2002 was 10,322,000.

PAGE
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Balance Sheets
March 31, 2002 (unaudited) and June 30, 2001 (audited)	3
Statements of Operations
Three months ended March 31, 2002 and 2001 (unaudited)	4
Statements of Operations
Nine months ended March 31, 2002 and 2001 (unaudited)	5
Statements of Cash Flows
Nine months ended March 31, 2002 and 2001 (unaudited)	6
Notes to Financial Statements.	7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	12
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	13
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5. OTHER INFORMATION	13
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	13
SIGNATURES	14

COM-GUARD.COM, INC.
(A Development Stage Entity)

BALANCE SHEETS

	6/30/01	3/31/02
	(Audited)	(Unaudited)
ASSETS
Current assets
Cash	$1,990	$19,124
Inventories	764,330	379,788
Other	—	2,751

Total current assets	766,320	401,663

Property and equipment, net	21,362	14,785
Other assets
Intangible asset	150,000	37,500

Total assets	$937,682	$453,948

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Loan payable—bank	$24,000	$22,636
Accounts payable	693,007	747,570
Accrued consulting	1,130,300	1,786,200

Total current liabilities	1,847,307	2,556,406

Long term liabilities
Notes payable and accrued interest	39,872	261,910

Total liabilities	1,887,179	2,818,316
Commitments and Contingencies
Stockholders' Deficiency
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,322,000 shares issued and outstanding at June 30, 2001 and March 31, 2002	10,322	10,322
Additional paid-in-capital	2,325,978	2,325,978
Accumulated deficit during development	(3,285,797)	(4,700,668)

Total shareholders' deficiency	(949,497)	(2,364,368)

Total liabilities and Stockholders' Deficiency	$937,682	$453,948

See accompanying notes to financial statements

COM-GUARD.COM, INC.
(A Development Stage Entity)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31
	2001	2002
Revenues	$—	$—
Costs and expenses
Research and development	35,629	33,750
Provision to writedown inventory	79,771	112,500
Consulting fees	236,050	202,820
General, and administrative	55,967	92,354

Total costs and expenses	407,417	441,424

Loss from operations	(407,417)	(441,424)

Interest, net	2	—
Provision for income taxes	—	—
Net loss	(407,415)	(441,424)

Net loss per share available to common shareholders
Basic and Diluted	$(0.04)	$(0.04)

Weighted average common shares	10,267,275	10,322,000

See accompanying notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Entity)

STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended March 31
			From Inception Through March 31 2002
	2001	2002
Revenues	$—	$9,712	$9,712

Costs and expenses
Research and development	109,732	106,100	828,728
Provision to writedown inventory	239,313	384,542	895,881
Consulting fees	547,900	624,796	2,040,996
General, and administrative	205,082	307,953	935,183

	1,102,027	1,423,391	4,700,788

Loss from operations	(1,102,027)	(1,413,679)	(4,691,076)

Interest, net	82	(1,192)	(9,792)
Provision for income taxes		—	800
Net loss	(1,101,945)	(1,414,871)	(4,700,068)

Net loss per share available to common shareholders
Basic and Diluted	$(0.11)	$(0.14)	$(0.45)

Weighted average common shares	10,032,336	10,322,000	10,322,000

See accompanying notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Entity)

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2002 AND 2001

(unaudited)

	Nine Months Ended March 31
			From Inception Through March 31 2002
	2001	2002
Cash flows from operating activities
Net loss	$(1,101,945)	$(1,414,871)	$(4,700,668)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	8,997	119,077	142,040
Provision to write down inventory	239,313	384,542	858,381
Stock issued for services	111,000	—	360,000
Stock issued for research and development	—	—	236,300
Services provided as contributed capital	—	—	60,000
Changes in operating assets and liabilities
Inventory	—	—	(1,238,169)
Other	—	(2,751)	(2,751)
Prepaid expenses	—	—
Accounts payable and accrued liabilities	391,789	710,463	2,544,468

Net cash from operating activities	(350,846)	(203,540)	(1,740,399)

Cash flows from investing activities
Capital expenditures	(9,930)	—	(44,325)

Cash flows from financing activities
Proceeds from loan payable—bank			24,000
Repayment of loan payable		(1,364)	(1,364)
Issuance of notes payable	190,000	222,038	649,897
Proceeds from issuance of stock	150,000		1,320,000
Stockholder loans and advances	22,800		(188,685)

Net cash from financing activities	362,800	220,674	1,803,848

Net increase (decrease) in cash and cash equivalents	2,024	17,134	19,124
Cash, beginning of period	7,834	1,990

Cash, end of period	$9,858	$19,124	$19,124

Supplemental disclosure of cash flow information
Interest paid	—	—	—
Taxes paid	—	—	—

See accompanying notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

NOTE 1:    BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Com-Guard.com, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2001. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

NOTE 2:    INVENTORIES

        Inventories consist of work in process stated at the lower of cost (first-in, first-out) or market. During the quarter ended March 31, 2002, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

NOTE 3:    NOTES PAYABLE

        During the fiscal quarter ended March 31, 2002, the Company issued one convertible note for $90,000. The notes bear 7% interest and mature one year from the date of issuance. The principal and unpaid interest is due at maturity. The note holders have the option to convert the all unpaid principal and interest to common stock at $1.00 per share, at any time until the due date, at which time the right to convert expires.

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

NOTE 5:    GOING CONCERN

        As reflected in the accompanying financial statements, the Company has had continuing losses since inception of $4,700,668 and at March 31 2002, has a working capital deficiency of $2,155,743, a stockholders' deficiency of $2,364,368 and a net loss for the nine months of $1,414,871. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS OF OPERATIONS

NET REVENUES

        Revenues were $0 and $0 for the three month period ended March 31, 2002 and 2001, respectively. Revenues were $9,712 and $0 for the nine month period ended March 31, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

        For the three month period ended March 31, 2002 and 2001, research and development expenses were $33,750 and $35,629 respectively. For the nine month period ended March 31, 2002 and 2001, research and development expenses were $106,100 and $109,732, respectively. These expenses were due to expenditures to develop the Company's core technology.

PROVISION TO WRITE DOWN INVENTORIES

        During the quarter ended March 31, 2002, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

CONSULTING FEES

        Consulting fees for the three month period ended March 21, 2002 and 2001 were $202,820 and $236,050 an increase of $33,230 or 14.1%. Consulting fees for the six month period ended March 21, 2002 and 2001 were $624,796 and $547,900 and increase of $76,896 or 14.0%. This increase was due to increased consultants and fees during the current periods.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $92,354 and $55,965 for the three month period ended March 31, 2002 and 2001, respectively, an increase of $36,389 or 39.4%. For the nine months period ended March 31, 2002 general and administrative expenses were $270,453 compared to $205,082 for the nine months ended March 31, 2001, an increase of $65,371 or 24.5%. The increase was due to several factors related to building the business. More specifically, general and administrative expenses included related costs for general corporate functions, including, facilities, legal, advertising, marketing related expenses, and other fees.

LIQUIDITY AND CAPITAL RESOURCES

        The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock and loans to the Company.

        As of March 31, 2002, the Company had working capital of ($2,154,743) as compared to working capital of ($1,080,987) at June 30, 2001. The $1,073,756 decrease in working capital is due primarily to accumulated operating losses totaling $4,700,668 during development of its business.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

  (3)
  Articles of incorporation and bylaws of Com-Guard.com, Inc., incorporated by reference to Form 10-SB filed June 7, 2001.

  (b)
  Reports on Form 8-K:

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2002	COM-GUARD.com, INC.
	By:	/s/ EDWARD W. SAVARESE Edward W. Savarese Chief Executive Officer (Principal Financial and Accounting Officer)

QuickLinks

COM-GUARD.COM, INC. (A Development Stage Entity) BALANCE SHEETS
COM-GUARD.COM, INC. (A Development Stage Entity) STATEMENTS OF OPERATIONS (unaudited)
COM-GUARD.COM, INC. (A Development Stage Entity) STATEMENTS OF OPERATIONS (unaudited)
COM-GUARD.COM, INC. (A Development Stage Entity) STATEMENTS OF CASH FLOWS NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (unaudited)
COM-GUARD.COM, INC. (A Development Stage Entity) NOTES TO FINANCIAL STATEMENTS
SIGNATURES