Form 10KSB
period 2002-06-30
COM GUARD COM INC
filed 2002-09-27
CIK 1103759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

Commission file No. 0-29501

Com-Guard.com, Inc.
(Exact name of registrant as specified in its charter)

(A Development Stage Entity)

NEVADA (State or other jurisdiction of incorporation or organization)	33-0879853 (IRS Employer ID No.)
2075 Corte del Nogal, Suite R Carlsbad, California 92009 (760) 431-2206 (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, $0.001 par value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        At September 24, 2001, there was no market value of the voting stock of the Registrant as, to date, there has been no trading on any stock exchange in the Registrant's common stock,

        At September 24, 2002, there were 10,322,000 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

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

        The Registrant has limited operating history. The principal business of the Registrant is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company's primary products are:

        1.    Com-Guard™, which includes unique software that enables an authorized user to prohibit use of their computer, record events, and protect and deny access to stored files and

        2.    Com-Guard Pro™, combines Com-Guard™ software with a patented Sensor-Card™ hardware PC board to provide the data security mentioned above with expanded system level security that guards against physical tampering, theft, site access, and unauthorized use of computers.

        Com-Guard is able to hide, encrypt, and lock down data files in what can be considered a virtual "Computer Safe™" so that if there is a security violation attempt, locally or on the net, the intruder will not be able to access the files in the Com-Guard™ protected area. The Company's Web-Guard™ product keeps unauthorized users from using their browser and therefore limit their access to the Internet.

        The Registrant's present business address is 2075 Corte del Nogal, Suite R, Carlsbad, California 92009.

Overview.

        Com-Guard.com, Inc. provides a group of products:

        Com-Guard™, provides users of personal computers with (1) Internet security, (2) file and hardware security, and (3) internal facility security.

        The Com-Guard Pro™ system monitors a computer or network and detects, through proprietary software and hardware, unauthorized attempts to use, tamper with, or remove data or equipment. The system is designed to generate an alarm and a message, which can be sent to pagers, telephones, other computers, PDA's and other electronic receiving devices.

        The market for Com-Guard's products consists of individual users and industry. The popularity of the Internet has created a need for both data security and access limitations. Limiting access to sensitive and/or confidential files has grown to be a need for all users of microcomputers.

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

  Protection from computer tampering and theft: Over $8 billion of computers are stolen annually. Com-Guard Pro™ provides an internal sensor in the computer, which enables an alarm to inform the user of any movement of the system. The system can be enabled remotely with a "clicker" device similar to that used in automobile alarm systems, which can be carried on a key chain.

  Protection of valuable PC components from tampering and theft: While billions are lost annually due to theft of computers, substantial theft is attributable to tampering and theft of components, such as mice, memory, disk drives, keyboards, etc. The Com-Guard Prl™ system detects any vibration of the system, and provides a warning alert to the owner of the system.

  Prevent unauthorized access to PC: Unauthorized access to a PC can range from children logging onto Internet sites without parental knowledge or permission, to office co-workers accessing confidential and sensitive files from a PC without the user's knowledge or consent. Com-Guard™ software allows the user to place applications, directories, and/or files in a secure location that simulates a "Computer Safe™" where all access is denied without a valid password (combination). Additionally, Com-Guard provides a log of all attempts at unauthorized access.

  Internal home/office security features: Com-Guard Pro™, through interconnected sensors (heat, motion, video, etc.) can serve as a central internal security system. The same alarm capabilities and event logging features of the basic PC security system are enabled in an environment that protects the entire environment. The end user can connect a motion detector, video camera or other security products that will be provided by the Registrant, to the connectors on the back of the Com-Guard Sensor-Card™ hardware.

  Battery backup: In the event of power failure or deliberate disconnection of the computer, Com-Guard continues to operate with its own battery backup on the power source.

  Remote notification: Com-Guard alarm messages can be routed to remote devices such as pagers and telephones.

        Com-Guard products are offered in several configurations depending upon the need of the individual customer. Com-Guard will initially offer three products: (1) Com-Guard Pro version, including Com-Guard's patented Sensor-Card™ hardware and Soft-Guard™ software; (2) Com-Guard-network version, including Com-Guard hardware, Soft-Guard, and network client/server software; (3) Com-Guard-software only; and (4) Web-Guard—a software package to provide limiting access to the browser will be free.

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

        In 2001 the worldwide number of PCs-in-use topped 600 Million units. In the next six years this number will nearly double to over 1.15 Billion PCs-in-use by year-end 2007 for a compound annual growth of 11.4%. The U.S. has the largest number of PCs-in-use with 175 Million at year-end 2001, and will increase by 6.2% per year to reach 251 Million units in 2007. Despite yearly PC sales of over 40 Million units in the U.S., the annual increase in PCs-in-use will grow by over 13 Million per year due to over 70% PC replacement rates.

        Networking continues to have a profound effect on the PC industry, from local area networks (LANs) and wide area networks (WANs) to the Internet and Intranets. Networking and client/server technologies have enabled the personal computer to play a greater role in mission-critical business functions. This expands the value of the PC to companies and reduces the status of legacy mainframe and midrange systems, while, at the same time, exposing a company and/or its data to Cyber-attacks. LAN functions are graduating from traditional print sharing, file transfer, and e-mail uses to transaction processing, management support, and Internet access applications. Users are also seeking to link LANs to wider areas to accommodate regional offices and to provide remote access to home workers.

        This "connectivity" fuels the growing concern regarding file and data security. According to International Data Corporation ("IDC"), over half of business PCs in the United States are now connected via a LAN. This number reaches as high as 80 percent when speaking about organizations with more than 100 employees. The Internet is, in a sense, the widest area network and is creating a revolution in the way PCs are used both by businesses and individuals.

        The PC security industry has come into prominence recently, as a result of the newly recognized threat of cyber-terrorism. Corporate data, once reasonably secure when companies used their own internal computers and networks, have come under increasing threats as more transactions and communications between companies take place over the Internet and Wide Area Networks (WANs). Mike McConnell, former Director of the U.S. National Security Agency, expresses the point concisely in a July 2001 Red Herring Special Report on Digital Security when he speaks to the need for improved security of computers and data from cyber-attacks stating that "The United States is more networked than anyone else, and more vulnerable".

        The Internet security software market has been robust with sales of security software in 2000, rising 33 percent to $5.1 Billion, outpacing the general software market, which grew 12 percent for the year. The Internet has made access to corporate data easier making the threat of data theft and or tampering a real and rising issue for businesses large and small alike. Forbes magazine reported that 85 percent of US corporations had at least one "network" breach costing a total of at least $10 Billion, aggregately.

        Fueled by the proliferation of the personal computer and Internet use, the market for Com-Guard's products is substantial. In 2000, over $5.1 Billion was spent on Internet Security software by individual computer users and corporate entities. According to International Data Corporation, this number is expected to grow to $14 Billion by the year 2005, a compounded annual growth rate of 23%.

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

Business Strategy.

        The Company's fundamental strategy is to position its Com-Guard product as a preferable method of PC security to end-users, businesses, and institutions worldwide. Com-Guard.com intends to be the leader in:

  1)
  The DETECTION of unauthorized activities such as attempts to tamper with or steal equipment and/or access stored information with proper identification

  2)
  The PROTECTION the physical system and data security of the files that the user elects to safeguard from all who try to access the information without valid authority by placing files in a virtual "Computer Safe". (a protected area of the disk drive that is highly secure)

  3)
  The immediate NOTIFICATION of the legal user of the event with some detail of the violation attempt

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

        The Company's sales force will be primarily comprised of manufacturer's representative firms throughout the US and Europe. They will be responsible for selling direct to business and commercial accounts' principally Fortune 1000 companies and the like whose needs for the product have been validated by the research.

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

        The Company's management has extensive experience in outsourcing computer hardware products and believes that there is a lot of competition for manufacturing computer related hardware boards. The components on Com-Guard hardware boards are widely available from multiple manufactures.

        Companies generally compete by advertising product features and having products tested by independent product reviewers and testing companies. The Company will pursue these avenues for competing with their products.

Intellectual Property.

        The Company has a patent in the United States (Application number 09/030,993), which covers the implementation of Com-Guard hardware. Copyright applications will be filed on all software developed for the system. The Intellectual Property covers the use of a hardware board which has a device to determine when the computer had been moved or tampered with. The Company has spent approximately $862,000 on research and development.

Employees.

        The Company is in the development stage. However, the Company has engaged a total of (11) consultants at June 30, 2002, of whom three were in corporate administration and finance, two in engineering and research and development, three in sales and marketing and three as advisory consultants.

Reports to security holders.

        The Company is fully reporting. The Company will deliver this Form 10-KSB as its annual report to its shareholders. The Company reports its quarterly and annual financial results to the Securities and Exchange Commission ("SEC"). The last report filed by the Company was for the period ended March 31, 2002.

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

Item 2.    Description of Property.

        The Company occupies approximately 1,800 square feet of space in a facility located at 2075 Corte del Nogal, Suite B, Carlsbad, CA 92002, at a monthly rental rate of $1,466. The lease expires on November 30, 2002. Monthly rental on this facility is subject to annual rent adjustments based on the Consumer Price Index (CPI). The Company owns no real property. Management has negotiated a new lease agreement for 2,075 of new corporate office space located at 2075 Corte del Nogal, Suite R, Carlsbad, CA. The Company plans to move to this new space during October. The new lease expires in August 2005.

Item 3.    Legal Proceedings.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

        There currently is no established public trading market for the Company's common stock. The Company is currently taking steps to have its common stock traded on a public exchange.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

        The Company has had several stock issuances. All such shares were sold by the Company, by its officers and directors, and no underwriters were utilized. Reference is made to the financial statements and notes to the financial statements from Inception through June 30, 2002 incorporated in this Form 10-KSB.

        During the period from Inception to June 30, 1999, the Company issued 9,094,500 shares of its common stock. Of these, 5,000,000 shares were issued for a total offering of $5,000 cash, 1,024,500 were issued for cash ($0.20 to $1.00 per share) pursuant to a Regulation D, Rule 504 offering, 560,000 shares were issued for the purchase of research of development ($0.20 to $1.00 per share), and 2,510,000 were issued for services rendered to the Company ($0.02 to $1.00 per share).

        During the period from June 30, 1999 to June 30, 2000, the Company issued 786,500 shares of its common stock. Of these, 550,000 were issued for cash ($1.00 to $1.50 per share) pursuant to a Regulation D, Rule 504 offering. 26,500 shares of common stock were issued for services ($1.00 per share), and 210,000 shares of common stock were issued to convert outstanding notes payable and interest ($1.00 per share).

        During the period from June 30, 2000 to June 30, 2001, the Company issued 441,000 shares of its common stock. Of these, 180,000 were issued for cash ($1.00 per share) pursuant to a Regulation D, Rule 504 offering. 111,000 shares of common stock were issued for services ($1.00 per share), and 150,000 shares of common stock were issued for intangible asset ($1.00 per share).

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

Item 6.    Management's Discussion and Analysis or Plan of Operation.

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. The discussion of the Company's business contained in this Quarterly Report on Form 10-KSB may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed above at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

Overview.

        The Company was incorporated as e-World Security, Inc. in the State of Nevada on October 7, 1998. The Company's name was changed to Com-Guard.com, Inc. and filed on April 16, 1999.

        The Company has limited operating history and is in the development stage. It's principal business is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company's initial product, Com-Guard, includes unique software and hardware that enables users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

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

Results of Operations.

Consulting Fees.

        For the year ended June 30, 2002, consulting fees were $979,895 and $721,563 for the year ended June 30, 2001 an increase of $258,322 or 35.80%. This increase was due to additional consultants used during the year.

Provision to Write Down Inventories.

        During the year ended June 30, 2002, the Company wrote-down inventories based on management's planned marketing, distribution, and pricing strategies of the related products.

Other General and Administrative Expenses.

        Other general and administrative expenses for the year ended June 30, 2002 were $194,056. Other general and administrative expenses for the year ended June 30, 2001 were $197,242 a decrease of $3,186 or 1.6%. Overall expenses for general corporate functions remained accentually the same as the prior year.

Research and Development Expenses.

        For the year ended June 30, 2002, research and development expenses were $139,700. For the year ended June 30, 2001, research and development expenses were $140,200 a decrease of $500. Overall costs during the year remained the same as the prior year.

Professional Fees.

        Professional fees for the year ended June 30, 2002 were $141,432 and $72,017 for the year ended June 30, 2000 an increase of $69,415 or 96.27%. This increase was due mainly to additional legal and accounting fees during the year.

Liquidity and Capital Resources.

        The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock.

        As of June 30, 2002, the Company had a working capital deficit of $2,952,095 as compared to a working capital deficit of $1,080,987 at June 30, 2001. The increase of $1,871,108 in the working capital deficit is due primarily to increased accrued consulting fees and the write down of its inventory. The Company has accumulated operating losses totaling $5,388,552 since inception.

        The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite the minimal capital resources available to meet existing and anticipated obligations. In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations.

        During July 2002, the Company commenced a private placement offering for the sale of a maximum of 6,000,000 shares of common stock and 3,000,000 warrants in order to raise working capital. As of the date of this report the offering was open. The Company sold 4,125,003 common shares and 2,062,501 warrants for net proceeds of $1,240,838 to date.

        At June 30, 2002 the Company had no material commitments for capital expenditures.

Item 7.    Financial Statements.

Independent Auditors' Report

To the Board of Directors of:
Com-Guard.com, Inc.
(A development stage company)

        We have audited the accompanying balance sheet of Com-Guard.com, Inc. (a development stage company) as of June 30, 2002 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended June 30, 2002 and 2001 and for the period from October 7, 1998 (Inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Com-Guard.com, Inc. (a development stage company) as of June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 and for the period from October 7, 1998 (Inception) to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered a loss from operations of $2,102,755, has a working capital deficiency of $2,952,095, an accumulated deficit of $5,388,552 and has negative cash flows from operating activities of $283,363. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California
September 3, 2002

COM-GUARD.COM, INC.
(A Development Stage Company)

BALANCE SHEET

June 30, 2002
ASSETS
Current assets
Cash	$82,281
Inventory	300,000
Related party receivable	8,528

Total current assets	390,809
Property and equipment, net	11,786
Other Assets
Deferred offering costs	5,000

Total assets	$407,595

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Loan payable—bank	$22,036
Accounts payable and accrued liabilites	856,551
Accrued consulting	2,215,850
Notes payable	127,500
Notes payable—stockholders	180,967

Total current liabilities	3,342,904
Long term liabilities
Notes payable—stockholders	92,443

Total Liabilities	92,443
Commitments and Contingencies
Stockholders' Deficiency
Common stock, $.001 par value, 100,000,000 shares authorized; 10,322,000 shares issued and outstanding	10,322
Common stock to be issued, $.001 par value, 35,000 shares	35
Additional paid-in capital	2,350,443
Deficit accumulated during development stage	(5,388,552)

Total stockholders' deficiency	(3,027,752)

Total Liabilities and Stockholders' Deficiency	$407,595

See accompanying notes to financial statements

COM-GUARD.COM, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year ended June 30, 2001	For the Year ended June 30, 2002	For the period from October 7, 1998 (Inception) to June 30, 2002
Sales	$—	$10,028	$10,028

Costs and expenses
Consulting fees	721,563	979,895	2,396,095
Inventory write down	319,084	464,330	938,169
Other general and administrative	197,242	194,056	607,918
Research and development	140,200	139,700	862,328
Impairment of intangible asset	—	150,000	150,000
Professional fees	72,017	141,432	367,145
Depreciation	12,784	11,996	34,959

Total operating expenses	1,462,890	2,081,409	5,356,614

Loss from operations	(1,462,890)	(2,071,381)	(5,346,586)

Other income (expense)
Interest expense	(6,557)	(31,048)	(47,946)
Interest Income	82	474	7,580

Total other income (expense)	(6,475)	(30,574)	(40,366)

Loss before provision for income taxes	(1,469,365)	(2,101,955)	(5,386,952)
Provision for income taxes	800	800	1,600

Net loss	$(1,470,165)	$(2,102,755)	$(5,388,552)

Net loss per share—basic and diluted	$(0.15)	$(0.20)	$(0.57)

Weighted average common shares during the period—basic and diluted	10,100,526	10,329,107	9,484,168

See accompanying notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

			Common Stock To Be Issued				Deficit Accumulated During Development Stage
	Common Stock
					Additional Paid-in Capital	Stockholder Loans and Advances
	Shares	Amount	Shares	Amt				Total
Stock issued for cash	6,024,500	$6,025	—	—	$433,975	$—	$—	$440,000
Stock issued for services	2,510,000	2,510	—	—	96,290	—	—	98,800
Stock issued for R & D	560,000	560	—	—	359,440	—	—	360,000
Contributed services	—	—	—	—	30,000	—	—	30,000
Stockholder loans/advances	—	—	—	—	—	(55,000)	—	(55,000)
Net loss	—	—	—	—	—	—	(592,687)	(592,687)

Balance, June 30, 1999	9,094,500	$9,095	—	—	$919,705	$(55,000)	$(592,687)	$281,113
Stock issued for cash	550,000	550	—	—	699,450	—	—	700,000
Stock issued for services	26,500	26	—	—	26,474	—	—	26,500
Stock issued for Conversion of notes	210,000	210	—	—	209,790	—	—	210,000
Contributed services	—	—	—	—	30,000	—	—	30,000
Stockholder loans/advances	—	—	—	—	—	(168,078)	—	(168,078)
Net loss	—	—	—	—	—	—	(1,222,945)	(1,222,945)

Balance, June 30, 2000	9,881,000	$9,881			$1,885,419	$(223,078)	$(1,815,632)	$(143,410)
Stock issued for cash	180,000	189	—	—	179,820	—	—	180,000
Stock issued for services	111,000	111	—	—	110,889	—	—	111,000
Stock issued for Intangible asset	150,000	150	—	—	149,850	—	—	150,000
Stockholder loans/advances repaid	—	—	—	—	—	223,078	—	223,078
Net loss	—	—	—	—	—	—	(1,470,165)	(1,470,165)

Balance, June 30, 2001	10,322,000	$10,322	—	—	$2,325,978	$—	$(3,285,797)	$(949,497)
Stock to be issued—cash	—	—	35,000	$35	6,965	—	—	7,000
Beneficial conversion feature on note payable	—	—	—	—	17,500	—	—	17,500
Net loss	—	—	—	—		—	(2,102,755)	(2,102,755)

Balance, June 30, 2002	10,322,000	$10,322	35,000	$35	$2,350,443	$—	$(5,388,552)	$(3,027,752)

See accompanying notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the Year ended June 30, 2001	For the year ended June 30, 2002	For the period from October 7, 1998 (Inception) to June 30, 2002
Cash flows from operating activities
Net loss	$(1,470,165)	$(2,102,755)	$(5,388,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,784	11,996	34,959
Stock issued for services	111,000	—	236,300
Stock issued for research and development	—	—	360,000
Contributed services	—	—	60,000
Provision for inventory write-down	319,084	464,330	938,169
Impairment of intangible asset		150,000	150,000
Beneficial conversion on note feature		17,500	17,500
Changes in operating assets and liabilities—
(Increase) decrease in:
Inventories	(600,000)	—	(1,238,169)
Increase (Decrease) in:
Related party receivable	—	(8,528)	(8,528)
Deferred offering costs	—	(5,000)	(5,000)
Accounts payable and accrued expenses	543,916	156,552	859,559
Accrued Consulting	620,300	1,025,550	2,155,850
Accrued Interest	698	6,992	7,690

Net cash from operating activities	(462,383)	(283,363)	(1,820,222)
Cash flows from investing activities
Purchase of property and equipment	(9,713)	(2,420)	(46,745)

Net cash Used in Investing Activities	(9,713)	(2,420)	(46,745)

Cash flows from financing activities
Proceeds from issuance of common stock	180,000	—	1,320,000
Proceeds from commons stock to be issued		7,000	7,000
Proceeds (repayments) from loan payable—bank	24,000	(1,964)	22,036
Proceeds from issuance of notes payable	227,859	87,628	515,487
Note payable—stockholders	34,393	(273,410)	84,725

Net cash provided by financing activities	466,252	366,074	1,949,248

Net increase (decrease) in cash and cash equivalents	(5,844)	80,291	82,281
Cash and cash equivalents
Beginning of period	7,834	1,990	—

End of period	$1,990	$82,281	$82,281

        Supplemental disclosure of non-cash investing and financing activities:

        No interest or taxes were paid during the years June 30, 2002 and 2001

        During December 2000 the Company acquired $150,000 of software by issuing 150,000 shares of its common stock. Such software was subsequently impaired in 2002.

        As of June 30, 2002, notes payable and accrued interest to stockholders aggregating $188,685 were offset against stockholder loans/advances.

        On June 30, 2000, notes and accrued interest totaling $210,000 were converted into common stock at $1.00 per share. In conjunction with this conversion, warrants to purchase 200,000 shares at $1.00 per share were issued, and remain outstanding.

See accompanying notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2002

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

        (A)    Organization

        Com-Guard.com, Inc. was formed and incorporated in the state of Nevada on October 7, 1998 as E-WORLD SECURITY, INC. On April 16, 1999 the Company changed its name to COM-GUARD.COM, INC. (the "Company"). Planned principal operations of the Company have not yet commenced. The Company is in the development stage and activities to date have been limited to forming the Company, assembling a management and consulting team, identifying markets, developing products, and obtaining initial capitalization. The Company intends to sell products that afford security protection to computer hardware and software in microcomputers. The Company's initial product, Com-Guard, includes unique software and hardware that enables users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

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

        (F)    Stock Options and Warrants

        In accordance with Statement of Financial Accounting Standards No. 123, ("SFAS 123") the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to non-employees under the fair value method of SFAS 123.

        (G)    Revenue Recognition

        The Company recognizes revenue upon shipment of products. There was no cost of sales related to the sales for the year ended June 30, 2002 because all of the inventory sold had been previously written off in 2001.

        (H)    Income Taxes

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

        The Company has made no current provision (benefit) for Federal income taxes because of financial statement and tax losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets arising from net operating loss carryforwards due to the uncertainty of future realization. The use of any tax loss carryforward benefits may also be limited as a result of changes in Company ownership.

        (I)    Research and Development

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

        (J)    Fair Value of Financial Instruments

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

        The carrying amounts of the Company's financial instruments, including sundry receivable, accounts payable, accrued expenses, and notes and loan payable, approximate fair value due to the relatively short period to maturity for these instruments.

        (K)    New Accounting Pronouncements

        The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2002.

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

        SFAS No. 142 is effective for fiscal years beginning after December 15, 2002 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2002, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

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

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

        The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

        (L)    Business Segments

        The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

        (M)    Loss Per Share

        Basic and diluted net loss per common share for the years ended June 30, 2002 and 2001 and for the period from October 7, 1998 (inception) to June 30, 2002 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive. At June 30, 2002 there were 1,050,000 common stock options and 188,685 warrants issued and outstanding that could potentially dilute earnings per share in future periods.

NOTE 2    INVENTORIES

        Inventory at June 30, 2002 consisted of work in process in the amount of $300,000 (See Note 8(C)).

NOTE 3    PROPERTY AND EQUIPMENT

        Property and equipment at June 30, 2002 consisted of the following:

Equipment	$41,509
Furniture and fixtures	2,816
Computers	2,420

46,745
Less: Accumulated depreciation	34,959

Property and equipment—net	$11,786

        Depreciation expense for the years ended June 30, 2002 and 2001 was $11,996 and $12,784, respectively.

NOTE 4    INTANGIBLE ASSET

        On December 25, 2000, the Company acquired from Guardtec, Inc. (formerly Kyungki System Co., Ltd. (See Note 10(E)), a Korean corporation, the rights, title and interest to GTC Firewall, including copyrights, trademarks, patents, object codes, source codes, enhancements, and updates or other modifications and user manuals. The product's function was to prevent unauthorized entry into a network and to safeguard files by means of encryption. As consideration for acquisition of this technology, the Company issued 150,000 shares of its common stock with a fair value of $150,000. At June 30, 2002, this technology was considered to be impaired under SFAS No. 121 because management has deemed that such technology is not marketable at this time.

NOTE 5    LOAN PAYABLE—BANK

        The loan payable—bank represents a $22,036 cash advance taken by the Company from its bank credit card in June 2001. The loan bears interest at 11.75% per annum.

NOTE 6    NOTES PAYABLE

        During March and April of 2002, the Company received $27,500 evidenced by two notes payable at an interest rate of 7.5% and due one year from the date of the notes.

        On June 21, 2002, the Company received $100,000 evidenced by a three-month convertible note due September 21, 2002 and bearing interest at 10% per annum. The note is convertible into the Company's common stock at a conversion price of $.29787 per share. The Company has expensed as financing costs any excess of the fair market value of the common stock at the note issuance date over the conversion price which amounted to $17,500.

NOTE 7    NOTES PAYABLE—STOCKHOLDERS

        During 2002, the Company received $273,410 from three stockholders in the form of six notes payable with varying due dates. Two of the three stockholders are related parties to the majority stockholder (See Note 8 (E)).

NOTE 8    RELATED PARTY TRANSACTIONS

        (A)    Consulting Services

        During the period ended June 30, 2002 and 2001, the Company incurred consulting fees for various corporate and administrative services performed by officers, directors, and stockholders.

        (B)    Legal Counsel

        The Company's legal counsel is a stockholder of the Company.

        (C)    Inventory

        During the years ended June 30, 2001 and 2000, the Company purchased work in process inventory in the amount of $600,000 and $638,169 from a vendor whose owner is a stockholder of the Company. As of June 30, 2002 and 2001, the Company has recorded a provision of $497,042 and $319,084, respectively to reduce the inventory to the lower of cost or market. At June 30, 2002, accounts payable includes the $600,000 due to the related party vendor which was due in June 2001 and is still outstanding at the date of this report.

        (D)    Stockholder Loans and Advances

        From time to time, the Company loans or advances monies to officers and directors for travel, personal expenditures, and other matters. At June 30, 2002, the loans and advances totaled $8,528. These loans are non-interest bearing and have no specified terms of repayment.

        (E)    Related Party Notes Payable

        During 2002, the Company received $260,910 from two related parties in the form of five notes payable with varying due dates. These notes bear interest ranging from 7.0% to 7.5% and three of the notes totaling $168,467 are due before June 30, 2003 and the other two notes totaling $92,443 are due in November 2003.

NOTE 9    COMMITMENTS AND CONTINGENCIES

        (A)    Leases

        The Company leases corporate office space under an operating lease, expiring in August 2002. Management has negotiated a new lease agreement for new corporate office space. The new lease expires in August 2005.

        Future minimum lease payments for the new operating lease are as follows:

2003	$24,960
2004	26,196
2005	27,432

        Rent expense for the years ended June 30, 2002 and 2001 amounted to $22,374 and $20,814, respectively.

        (B)    Consulting Agreements

        On July 1, 1999, the Company entered into two-year consulting agreements with seven individuals. On June 22, 2001 the agreements were renewed for one year and the number of consultants was increased to eleven. The terms of the agreements call for the individuals to provide the following services:

        Public relations, shareholder relations, and general management consulting.

        Market research and materials, vendor relations.

        Research and development, product planning and technical staff evaluations.

        Corporate planning and strategic alliances.

        Fundraising and strategic planning.

        General corporate governance.

        At June 30, 2002 and 2001, the Company had $1,119,595 and $1,133,800 respectively, of consulting expense under such agreements and the accrued liability at June 30, 2002 under such agreements aggregated $2,155,850.

NOTE 10    STOCKHOLDERS' DEFICIENCY

        (A)    Stock Options and Warrants

        The Company issued 188,685 warrants during fiscal 2001 at an exercise price of $1 per share in conjunction with the satisfaction of convertible notes (See Note 6). The exercise price of the warrants was equal to the fair value of the common stock at the time of grant based on recent sales of the Company's common stock.

        During the year ended June 30, 2000 the Company granted 200,000 non-qualified stock options having an exercise price of $1 upon conversion of notes payable to certain note holders. All of the options vested immediately upon grant and their exercise price was equal to the fair value of the common stock at the time of grant based upon recent sales of the Company's common stock.

        The Company did not recognize any stock-based compensation during the years ended June 30, 2001 and 2000. There would be no material difference to compensation costs had the compensation costs been computed under SFAS 123.

        A summary of the options issued to certain advisors, consultants and directors as of June 30, 2001 is presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance, June 30, 2000	1,055,000	$.30
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance, June 30, 2001	1,055,000.30

Granted	—	—
Exercised	—	—
Forfeited	(5,000)	1.00

Balance, June 30, 2002	1,050,000	$.30

Weighted average fair value of options granted during the period	—	$—

        The following table summarizes information about stock options outstanding at June 30, 2002:

Options Outstanding			Options Exercisable
Range Of Exercise Price	Number Outstanding At June 30, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At June 30, 2002	Weighted Average Exercise Price
$.02—1.00	1,050,000	3 years	$.30	1,050,000	$.30

        (B)    Conversion of Notes into common Stock

        During the year ended June 30, 2000, notes and interest aggregating $210,000 were converted into 210,000 common shares. These shares were valued at the fair market value on the conversion date and no gain or loss was realized on this transaction.

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

        (D)    Issuance of Common Stock for Research and Development

        On January 14, 1999, the Company acquired from Guardtec, Inc. (formerly Kyungki System Co., Ltd. (See Note 8(E)), a Korean corporation, the right, title and interest to certain technology including copyrights, trademarks, patents, object codes, source codes, enhancements, and updates or other modifications and user manuals. As consideration for this acquisition of technology, the Company issued 560,000 shares of its common stock. The acquisition of technology is reflected in the accompanying financial statements as research and development because technological feasibility was not established and the technology has no alternative future use. On July 20, 1999, the U.S. Patent and Trademark Office issued a patent on the technology acquired for common stock.

        Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2002 and 2001 were $139,700 and $140,200, respectively.

        (E)    Issuance of Common Stock for Intangible Asset

        During the year ended June 30, 2001, the Company issued 150,000 common shares of stock to acquire GTC Firewall software technology. The shares were valued at $150,000, the fair market value for financial reporting purposes based on concurrent cash offering prices at the date of issuance. In 2002 the asset was considered impaired and $150,000 was written off (See Note 4).

        (F)    Contributed Capital

        The majority stockholder (Chief Executive Officer) elected to forgo his salary through December 31, 1999. The value of the services, determined as equal to his total forgone salary of $60,000, has been treated as contributed capital in 1999 and 2000.

NOTE 11    INCOME TAXES

        Income tax expense (benefit) for the year ended June 30, 2002 for the company is summarized as follows:

	2002	2001
Current:
Federal	$—	$—
State	800	800
Deferred-Federal and State	—	—
Change in Valuation Allowance	—	—

Income tax expense (benefit)	$800	$800

        The Company's tax expense differs from the "expected" tax expense for the year ended June 30, 2002, as follows:

	2002	2001
U.S. Federal income tax provision (benefit)	$(698,853)	$(490,536)
Effect of research and development costs and amortization of organization cost	28,435	28,605
Effect of net operating loss carryback	—	—

Tax benefit	(670,418)	(461,931)
Valuation allowance	670,418	461,931

	$—	$—

        The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2002 are as follows:

	2002	2001
Deferred tax assets:
Research and development costs	$282,485	$235,000
Start-up costs	31,124	57,174
Net operating loss carryforward	1,169,029	520,046

Total gross deferred tax assets	1,482,638	812,220
Less valuation allowance	(1,482,638)	(812,220)

Net deferred tax assets	$—	$—

        At June 30, 2002, the Company had net operating loss carryforwards of approximately $4,293,000 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2021.

        The valuation allowance at July 1, 2002 and 2001 was $1,482,638 and $812,220, respectively. The net    change in the valuation allowance during the year ended June 30, 2002 was an increase of approximately $670,418.

NOTE 12    GOING CONCERN

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2,102,755 and negative cash flows from operating activities of $283,363, has an accumulated deficit of $5,388,552 and a working capital deficiency of $2,952,095 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

        In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management's plans include the issuance of a private placement memorandum to raise additional funds through the sale of common stock (See Note 13). Management believes that the action presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 13    SUBSEQUENT EVENTS

        (A)    Private Placement Memorandum

        During July 2002, the Company commenced a private placement offering for the sale of a maximum of 6,000,000 shares of common stock and 3,000,000 warrants in order to raise working capital. As of the date of this report the offering was open. The Company sold 4,125,003 common shares and 2,062,501 warrants for net proceeds of $1,240,838 to date.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position	Term	Served Since
Edward W. Savarese	55	President and Chief Executive Officer	Annual	Inception
Edward H. Currie	61	Director	Annual	June 25, 1999

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

        Dr. Savarese will be employed on a full time basis for the Registrant. Mr. Currie will serve on a part time as needed basis.

Item 10.    Executive Compensation.

        Other than Dr. Savarese, there was no executive or director who has received compensation in excess of $100,000 since the incorporation date of the Company.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying Options/ SARs (#)	LTIP payouts ($)	All other compensation ($)
Edward Savarese, CEO	2002 2001 2000	180,000 120,000 110,000	-0- -0- 145,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

        The Registrant has no agreements with its directors for the payment of director fees. No officer of the Company has an employment agreement with the Company.

Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In- the-Money Options/SARs at FY-End
Edward W. Savarese	-0-	-0-	500,000	(1)	$10,000.00
Edward H. Currie	-0-	-0-	50,000	(1)	$1,000.00

(1)
These options are exercisable no later than June 30, 2004 at a price of $.02 per share. The securities underlying the unexercised options are exercisable.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Relationship	Percent of Class
Common	Edward W. Savarese(1) 2075 Corte del Nogal Carlsbad, CA 92009	4,000,000	38.7%
Common	Edward H. Currie(2) 6-57 158th Street Whitestone, NY 11357	75,000	0.7%
Common	Directors and officers as a group (2 persons)	4,075,000	39.4%

(1)
Has the right to acquire a total of 500,000 additional shares within 60 days.

(2)
Has the right to acquire a total of 50,000 additional shares within 60 days.

Item 12.    Certain Relationships and Related Transactions.

        (A)    Consulting Services

        During the period ended June 30, 2002 and 2001, the Company incurred consulting fees for various corporate and administrative services performed by officers, directors, and stockholders.

        (B)    Legal Counsel

        The Company's legal counsel is a stockholder of the Company.

        (C)    Inventory

        During the years ended June 30, 2001 and 2000, the Company purchased work in process inventory in the amount of $600,000 and $638,169 from a vendor whose owner is a stockholder of the Company. As of June 30, 2002 and 2001, the Company has recorded a provision of $497,042 and $319,084, respectively to reduce the inventory to the lower of cost or market. At June 30, 2002, accounts payable includes the $600,000 due to the related party vendor which was due in June 2001 and is still outstanding at the date of this report.

        (D)    Stockholder Loans and Advances

        From time to time, the Company loans or advances monies to officers and directors for travel, personal expenditures, and other matters. At June 30, 2002, the loans and advances totaled $8,528. These loans are non-interest bearing and have no specified terms of repayment.

        (E)    Related Party Notes Payable

        During 2002, the Company received $260,910 from two related parties in the form of five notes payable with varying due dates. These notes bear interest ranging from 7.0% to 7.5% and three of the notes totaling $168,467 are due before June 30, 2003 and the other two notes totaling $92,443 are due in November 2003.

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

Dated: September 26, 2002
COM-GUARD.COM, INC.
By:	/s/ EDWARD W. SAVARESE Edward W. Savarese Chief Executive Officer

By:	/s/ GERRY B. BERG Gerry B. Berg Chief Financial Officer (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

        The Company has not, to date, provided an annual report or proxy statement to its shareholders. The Company plans to provide a copy of this Form 10-KSB to its shareholders within ninety (90) days of its filing with the SEC.

QuickLinks

Forward Looking Statements
PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis or Plan of Operation.
Results of Operations.
  Item 7. Financial Statements.
Independent Auditors' Report
COM-GUARD.COM, INC. (A Development Stage Company) BALANCE SHEET
COM-GUARD.COM, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS
COM-GUARD.COM, INC. (A Development Stage Company) STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
COM-GUARD.COM, INC. (A Development Stage Company) STATEMENT OF CASH FLOWS
COM-GUARD.COM, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2002
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons.
  Item 10. Executive Compensation.
Summary Compensation Table
Option/SAR Values
  Item 11. Security Ownership of Certain Beneficial Owners and Management.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits and Reports on Form 8-K.
SIGNATURES
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers