Form 10QSB
period 2002-09-30
COM GUARD COM INC
filed 2002-11-19
CIK 1103759

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

or

TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-29501

Com-Guard.com, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	33-0879853
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)
2075 Corte del Nogal, Suite R Carlsbad, California 92009 (Address of principal executive offices)

Registrant's Telephone Number, Including Area Code: (760) 431-2206

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of November 10, 2002, was 14,947,003.

COM-GUARD.COM, INC.
(A Development Stage Entity)
BALANCE SHEETS

	6/30/02	9/30/02
	(Audited)	(Unaudited)
ASSETS
Current assets
Cash	$82,281	$938,307
Inventories	300,000	225,000
Related party receivable	8,528	9,818

Total current assets	390,809	1,173,125
Property and equipment, net	11,786	11,786
Deferred offering costs	5,000	—

Total assets	$407,595	$1,184,911

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Loan payable—bank	$22,036	$22,036
Accounts payable and accrued liabilities	856,551	822,652
Accrued consulting	2,155,850	712,950
Notes payable	127,500	73,000
Notes payable—stockholders	180,967	131,467

Total current liabilities	3,342,904	1,762,105

Long term liabilities
Notes payable	92,443	92,443

Total long term liabilities	92,443	92,443

Total liabilities	3,435,347	1,854,548

Commitments and contingencies
Stockholders' deficiency
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,322,000 and 10,322,000 shares issued and outstanding at June 30, and September 30, 2002	10,322	10,322
Common stock to be issued, $.001, 35,000 at June 30, and 4,659,000 at September 30, 2002	35	4,659
Additional paid-in-capital	2,350,443	5,020,077
Deficit accumulated during development stage	(5,388,552)	(5,704,695)

Total stockholders' deficiency	(3,027,752)	(669,637)

Total liabilities and stockholder's deficiency	$407,595	$1,184,911

See notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		From the period from October 7, 1998 (Inception), through September 30,
	2001	2002	2002
Revenues
Product sales	$9,712	$377	$10,405

Costs and expenses
Research and development	38,400	18,495	880,823
Provision to write down inventory	154,771	75,000	1,013,169
Consulting fees	206,516	83,736	2,479,831
Salaries		46,706	46,706
Other general, and administrative	102,790	94,069	1,254,091

Total operating expenses	502,477	318,006	5,674,620

Loss from operations	$(492,765)	$(317,629)	$(5,664,215)

Other income (expense), net	(660)	1,486	(38,880)

Provision for income taxes	—	—	1,600

Net loss	$(493,425)	$(316,143)	$(5,704,695)

Net loss per share available to common shareholders
Basic and Diluted	$(0.05)	$(0.03)	$(0.60)

Weighted average common shares	10,322,000	10,360,183	9,488,991

See notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(unaudited)

	Three Months Ended September 30,		From the period from October 7, 1998 (Inception), through September 30,
	2001	2002	2002
Cash flows from operating activities
Net loss	$(493,425)	$(316,143)	$(5,704,695)
Adjustments to reconcile net loss to net cash
Used in operating activities
Depreciation	2,999	—	34,959
Provision to write down inventory	154,771	75,000	1,013,169
Impairment of intangible asset			150,000
Stock issued for services			236,300
Stock issued for research and development		—	360,000
Services provided as contributed capital	—		60,000
Beneficial conversion on note feature			17,500
Changes in operating assets and liabilities
Related party receivable		(1,290)	(9,818)
Inventory			(1,238,169)
Deferred offering costs			(5,000)
Accrued interest			7,690
Accounts payable and accrued liabilities	270,405	(33,899)	825,660
Accrued consulting		(1,442,900)	712,950

Net cash used in operating activities	(65,250)	(1,719,232)	(3,539,454)

Cash flows from investing activities
Capital expenditures	(1,023)	—	(46,745)

Cash flows from financing activities
Proceeds from loan payable—bank			22,036
Proceeds from issuance of notes payable	76,943		411,487
Repayment of notes payable		(104,000)
Proceeds from issuance of stock			1,320,000
Proceeds from stock to be issued		2,679,258	2,686,258
Stockholder loans and advances	(707)	—	84,725

Net cash provided by financing activities	76,236	2,575,258	4,524,506

Net increase in cash and cash equivalents	9,963	856,026	938,307
Cash, beginning of period	1,990	82,281	—

Cash, end of period	$11,953	$938,307	$938,307

Supplemental disclosure of cash flow information
Interest paid	—	—	—
Taxes paid	—	—	—

See notes to financial statements.

COM-GUARD.COM, INC.
(A Development Stage Entity)
NOTES TO FINANCIAL STATEMENTS

NOTE 1:    BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Com-Guard.com, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2002. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

NOTE 2:    INVENTORIES

        Inventories consist of work in process stated at the lower of cost (first-in, first-out) or market. During the quarter ended September 30, 2002, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

NOTE 3:    PRIVATE PLACEMENT

        During the period ended September 30, 2002, the Company commenced a private placement share offering wherein it offered to accredited investors units for a minimum amount of 3,000,000 shares and 1,500,000 warrants and a maximum amount of 6,000,000 shares of common stock and 3,000,000 warrants. Each unit consists of 300,000 shares of common stock at $.35 and 150,000 five-year warrants convertible at $.70, although the Company may accept, at their discretion, subscriptions for lesser amounts.    As of September 30, 2002, the Company sold 4,125,003 shares (which is included in common stock to be issued) and 2,062,501 warrants for net proceeds of $1,240,838 which included $519,029 for stock not yet issued as of September 30, 2002 and $721,809 for warrants. As of September 30, 2002 no warrants have been exercised. The fair market value of the warrants, aggregating $721,809 was estimated on the grant date using the Black-Scholes option pricing model as required by FASB 123 with the following weighted average assumptions: expected dividend yield 0% volatility 355% risk-free interest rate 3.75%, expected option life 5 years. The Company will issue 500,000 shares of common stock, valued at $175,000, in payment of offering costs incurred. The value assigned to this stock was based on the private placement offering of $.35 per share. The value of the common stock has been charged to equity as direct costs to the offering.

NOTE 4:    COMMITMENTS AND CONTINGENCIES

        The Company has limited capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities.

These factors may impact the Company's ability to operate. Management is seeking increased sales to fund planned operations; management believes actions currently being taken provide the opportunity for the Company to grow. However, there is no assurance that the Company will be able to obtain such increased sales. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5:    GOING CONCERN

        As reflected in the accompanying financial statements, the Company has had continuing losses since inception of $5,704,695 and at September 30 2002, has a working capital deficiency of $588,980, a stockholders' deficiency of $669,637 and a net loss for the three months of $316,143. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

OVERVIEW

        The Company was incorporated as e-World Security, Inc. in the State of Nevada on October 7, 1998. The Company's name was changed to Com-Guard.com, Inc. and filed on April 16, 1999. The Company has limited operating history and is in the development stage. Its principal business is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company's initial product, Com-Guard™, includes unique software and hardware that will enable users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

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

NET REVENUES

        Revenues were $377 and $9,712 for the three month period ended September 30, 2002 and 2001, respectively. Sales for the three months ended September 30, 2002 were from product sales.

RESEARCH AND DEVELOPMENT EXPENSES

        For the three month period ended September 30, 2002 and 2001, research and development expenses were $18,495 and $38,400, respectively. The Company continues to develop new improvements to its products.

PROVISION TO WRITE DOWN INVENTORIES

        During the quarter ended September 30, 2002, the Company wrote-down inventories based on management's planned marketing and distribution strategies and the expected pricing of the related products.

CONSULTING FEES

        Consulting fees for the three month period ended September 30, 2002 and 2001 were $83,736 and $206,516 a decrease of $122,780. This decrease was due to the Company commencing salary for key personnel.

SALARIES

        Salaries for the three month period ended September 30, 2002 and 2001 were $46,706 and $0. The increase was due to the Company commencing salary for key personnel during the quarter.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

        Other general and administrative expenses were $94,009 and $102,790 for the three month period ended September 30, 2002 and 2001, respectively. General and Administrative expenses include costs for general corporate functions, including, facilities, legal, advertising, marketing related expenses, and other fees.

LIQUIDITY AND CAPITAL RESOURCES

        The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock.

        As of September 30, 2002, the Company's working capital deficiency was $588,980 as compared to a working capital deficit of $2,952,095 at June 30, 2002. The increase in working capital is due primarily to the Company raising capital through a private placement offering during the period.

        The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite the limited capital resources available to meet existing and anticipated obligations. The Company continues to take steps to increase sales to finance its operations.

        At September 30, 2002, the Company had no material commitments for capital expenditures.

RISKS AND UNCERTAINTIES

Business is capital intensive, and will require additional financing

        Operations are capital intensive and growth will consume a substantial portion of available working capital. The Company may require additional capital in order to fund operations. The Company does not have any commitments for additional financing and there can be no assurance that such additional funding, if required, will be available, or if available, will be available upon favorable terms. Insufficient funds may prevent the Company from implementing their business strategy. In the event we raise additional funds through the issuance of equity securities, dilution to the then existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

Lack of operations and profitability

        The Company is in the development-stage and commenced pre-operating activities approximately three years ago. It has no history of operations or profits in the industries in which it participates.

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

Competition

        The Company is subject to competition from other companies that may try to emulate or compete with similar products or services. These competitors have been in the business longer than the Company and may have large executive and operating staffs. There can be no assurance that the Company's prospects will not be adversely affected by competition from these companies. The introduction of similar or superior products by current or future competitors could have a material adverse effect on the Company's business and financial condition.

Dependence on Management

        Future success depends on the continued services of Dr. Edward W. Savarese, Chief Executive Officer and Joe Sigismonti, President and Chief Operating Officer. While the Company intends to enter into customary employment agreements with each of them, the loss of any of their services would be detrimental and could have a material adverse effect on the business, financial condition and results of operations. Future success is also dependent on the Company's ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. The Company may not be able to attract, assimilate, or retain qualified technical and managerial personnel and our failure to do so could have a material adverse effect on the business, financial condition and results of operations.

Dividends

        The Company has never paid a cash dividend on its common stock. The Company is not obligated to pay a dividend on its common stock and does not anticipate payment of any dividends for the foreseeable future. The Company anticipates retaining its earnings to finance its operations, growth, and expansion.

No Assurance of Public Market; Potential Volatility of Stock Price

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

Dependence on Proprietary Technology; Risks of Third Party Infringement Claims

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

The Results Of Research And Development Efforts Are Uncertain

        The Company will need to make significant research and development expenditures to remain competitive. While we perform extensive usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, the resulting products may not achieve market acceptance and these products may not compete effectively with products of competitors currently in the market or introduced in the future.

Reliance On Third Party Technologies

        The Company's software products are designed to run on multiple operating systems and integrate with security products from other vendors. Although the Company believes that the target operating systems and products are and will be widely utilized by businesses in the corporate market, no assurances can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that we do not support. Moreover, if the Company's products and technology are not compatible with new developments from these companies, as to which there can be no assurances, the business, results of operations and financial condition could be materially and adversely affected. If the Company is unable to successfully and timely develop products that operate under existing or new operating systems, or if pending or actual releases of the new operating systems delay the purchase of products, future net revenues and operating results could be materially adversely affected. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some products, including those currently under development.

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

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

    None.

  (b)
  Reports on Form 8-K:

    None.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FIANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Com-Guard.com, Inc.

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

Dated: November 15, 2002

COM-GUARD.com, INC.

By:	/s/ EDWARD W. SAVARESE Edward W. Savarese Chief Executive Officer

By:	/s/ GERRY B. BERG Gerry B. Berg Chief Financial Officer (Principal Financial and Accounting Officer)

Certification

I, Edward Savarese, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Com-Guard.com, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, articularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 18, 2002

By:	/s/ EDWARD W. SAVARESE Edward W. Savarese Chief Executive Officer

Certification

I, Gerry Berg, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Com-Guard.com, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, articularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 18, 2002

By:	/s/ GERRY B. BERG Gerry B. Berg Chief Financial Officer

QuickLinks

COM-GUARD.COM, INC. (A Development Stage Entity) BALANCE SHEETS
COM-GUARD.COM, INC. (A Development Stage Entity) STATEMENTS OF OPERATIONS (unaudited)
COM-GUARD.COM, INC. (A Development Stage Entity) STATEMENTS OF CASH FLOWS THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (unaudited)
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
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FIANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
SIGNATURES
Certification
Certification