Form 10QSB
period 2002-12-31
COM GUARD COM INC
filed 2003-02-19
CIK 1103759

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2002

or

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-29501

Com-Guard.com, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	33-0879853
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

2075 Corte del Nogal, Suite R

Carlsbad, California 92009

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code:  (760) 431-2206

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒  No    ☐

The number of shares outstanding of the registrant’s common stock as of February 12, 2003 was 17,890,006.

COM-GUARD.COM, INC.

(A Development Stage Entity)

CONDENSED BALANCE SHEETS

ASSETS
	12/31/02	6/30/02
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$727,024	$82,281
Inventories, net	225,000	300,000
Related party receivables	13,229	8,528
Other	4,392	—
Total current assets	969,645	390,809

Property and equipment, net	5,957	11,786

Other Assets
Intangible asset	—	5,000

Total assets	$975,602	$407,595

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Loan payable — bank	$20,996	$22,036
Accounts payable and accrued expenses	108,956	856,551
Accrued consulting	822,450	2,155,850
Notes payable	12,500	127,500
Notes payable — stockholders	60,500	180,967
Total current liabilities	1,025,402	3,342,904

Long term liabilities
Notes payable	—	92,443
Total long term liabilities	—	92,443
Total Liabilities	1,025,402	3,435,347
Commitments and Contingencies
Stockholders’ deficiency
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,947,003 and 10,322,000 shares issued and outstanding at December 31, 2002 and June 30,2002, respectively	14,947	10,322
Common stock to be issued, $.001 per value, 1,911,000 and 35,000 shares at December 31, 2002 and June 30, 2002, respectively	1,911	35
Additional paid-in capital	6,140,258	2,350,443
Accumulated deficit during development	(6,206,916)	(5,388,552)
Total stockholders’ deficiency	(49,800)	(3,027,752)
Total liabilities and stockholders’ deficiency	$975,602	$407,595

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.

(A Development Stage Entity)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three-Months Ended December 31,
	2002	2001
Revenues	$444	$—

Costs and expenses
Research and development	43,970	33,950
Sales and marketing	35,397	—
Provision to write down inventory	—	154,771
Consulting fees	58,447	214,390
Salaries	181,815	—
General and administrative	173,811	75,720
Total operating expenses	493,440	478,831

Loss from operations	(492,996)	(478,831)

Interest, net	(667)	(1,192)

Provision for income taxes	—	—

Net loss	$(493,663)	$(480,023)

Net loss per share available to common Stockholders
Basic and Diluted	$(.04)	$(0.05)

Weighted average common shares	13,243,233	10,322,000

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.

(A Development Stage Entity)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended December 31,		For the Period From Inception Through December 31,
	2002	2001	2002

Revenues	$821	$9,712	$10,849

Costs and expenses
Research and development	53,018	74,536	915,346
Sales and marketing	42,415	—	42,415
Provision to write down inventory	75,000	309,542	1,013,169
Consulting fees	142,183	420,817	2,538,278
Salaries	228,521	—	228,521
General and administrative	277,351	177,072	1,437,373
Total	818,488	981,967	6,175,102

Loss from operations	$(817,667)	$(972,255)	$(6,164,253)

Interest, Net	(697)	(1,192)	(41,063)

Provision for income taxes	—	—	(1,600)

Net loss	$(818,364)	$(973,447)	(6,206,916)

Net loss per share available to common Stockholders
Basic and Diluted	$(.07)	$(0.09)	$(.64)

Weighted average common shares	11,784,430	10,322,000	9,707,683

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.

(A Development Stage Entity)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended December 31,		From Inception Through December 31,
	2002	2001	2002
Cash flows from operating activities
Net loss	$(818,364)	$(973,447)	$(6,206,016)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,829	43,498	40,788
Provision to write down inventory	75,000	309,542	1,013,169
Impairment of intangible asset	—	—	150,000
Impairment of deferred offering costs	5,000	—	—
Stock issued for services	—	—	236,300
Stock issued for research and development	—	—	360,000
Services provided as contributed capital	—	—	60,000
Beneficial conversion feature on note	—	—	17,500
Changes in operating assets and liabilities	—	—	—
(Increase) Decrease in:
Related party receivables and other current assets	(9,093)	—	(17,621)
Inventories	—	—	(1,238,169)
Increase (Decrease) in:
Accrued interest	—	—	7,690
Other	—	(708)	—
Accounts payable and accrued expenses	7,111	490,419	866,670
Accrued consulting	66,600	—	2,222,450

Net cash used in operating activities	(667,746)	(130,696)	(2,487,968)

Cash flows from investing activities
Capital expenditures	(171)	(1,023)	(46,912)
Net cash flows used in investing activities	(171)	(1,023)	(46,912)

Cash flows from financing activities
Payments on loan payable — bank	(1,040)	—	20,996
Repayment of notes payable	(37,000)	(872)	(37,000)
Payments on of notes payable	—	131,730	515,487
Proceeds from issuance of stock	1,317,700	—	2,637,700
Proceeds from notes payable — shareholders	33,000	—	33,000
Proceeds from stock to be issued	7,000	—	8,876
Stockholder loans and advances	—	—	84,725
Net cash provided by financing activities	1,312,660	130,858	5,744,524
Net increase (decrease) in cash and cash equivalents	644,743	(861)	727,042
Cash and cash equivalents, beginning of period	82,281	1,990	—
Cash and cash equivalents, end of period	$727,024	$1,129	$727,042

Supplemental disclosure of cash flow information
Interest paid	—	—	—
Taxes paid	—	—	—

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended December 31, 2002 the Company settled $725,000 of accounts payable and accrued expenses by issuing 1,036,000 shares of common stock @ $.70 per share.

During the six months ended December 31, 2002 the Company was forgiven $1,400,000 of accrued consulting expenses.

During the six months ended December 31, 2002  the Company settled $100,000 of notes payable by issuing 335,000 shares of common stock at approximately $.30 a share.

During the six months ended December 31, 2002 $15,000 of notes payable was reclassified as notes payable — stockholder.

During the six months ended December 31, 2002 the Company settled $223,910 of notes payable — stockholders and $29,700 of accrued interest by issuing 350,000 shares of common stock at approximately $.70 per share.

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.

(A Development Stage Entity)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Com-Guard.com, Inc. (the “Company”) (a development stage entity) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2002 as filed with the SEC on September 27, 2002. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues associated with that Statement.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4,44, and 64, Amendments of SFAS No. 13, and Technical Corrections.  SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and loses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sales leaseback transactions.  The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002.  Earlier application is encouraged.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.”  SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which and exit activity is initiated and in any subsequent period until the activity is completed.  SFAS No. 145 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  Under SFAS No. 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and disclosure-and amendment of SFAS No. 123”.   SFAS No.148 amends SFAS No. 123, Accounting for Stack Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used.  The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

The Company does not believe that adoption of theses pronouncements will not have a material effect on the Company’s financial position or result of operations.

NOTE 2: INVENTORIES, NET

Inventories consist of work in process stated at the lower of cost (first-in, first-out) or market.   During the six-months ended December 31, 2002, the company determined that the fair market value of the inventory was less than the carrying amount and recorded a $75,000 valuation reserve based on management’s planned marketing and distribution strategies and the expected pricing of the related products.

The valuation reserve requires the Company to make significant estimates and changes in facts and circumstances could result in material changes in the valuation reserve.

NOTE 3:  NOTES PAYABLE

As of December 31, 2002 and June 30, 2002, notes payable consisted of the following:

	December 31	June 30

Loan payable — bank	$20,996	$22,036

Notes payable	12,500	127,500

Notes payable — stockholders	60,500	180,967

Long term notes payable — stockholders	—	92,443

Total	$93,996	$422,946

LOAN PAYABLE - BANK

The loan payable — bank represents a $20,996 cash advance taken by the Company from its bank credit card as of December 31, 2002.  The loan bears interest at 11.75% per annum.  Accrued interest at December 31, 2002 on this loan has been recorded in accrued expenses.

NOTES PAYABLE

During March and April of 2002, the Company received $27,500 evidenced by two notes payable at an interest rate of 7.5% and all principal and interest is due one year from the date of the notes.  As of December 31, 2002, $12,500 remained due.  During the six months ended December 31, 2002, the remaining $15,000 was reclassified to Notes Payable-Stockholders.  Accrued interest at December 31, 2002 on these loans has been recorded in accrued expenses.

On June 21, 2002, the Company received $100,000 evidenced by a three-month convertible note due September 21, 2002 and bearing interest at 10% per annum.  The note is convertible into the Company’s common stock at a conversion price of $.29787 per share.  The Company has expensed as financing costs any excess of the fair market value of the common stock at the note issuance date over the conversion price which amounted to $17,500.  This note and related interest was paid during the three month period ended September 30, 2002.

NOTES PAYABLE - STOCKHOLDERS

During 2002, the Company received $273,410 from three stockholders in the form of six notes payable with varying due dates and interest rates ranging from 7.0% to 10.0%.  Two of the three stockholders are related parties to the majority stockholder.  As of December 31, 2002, $60,500 remained due while $245,016 including notes and accrued interest was converted into common stock at $.70 during the quarter.  Accrued interest on the remaining balance of $60,500 at December 31, 2002 has been recorded in accrued expenses.

NOTE 4:  PRIVATE PLACEMENT

During the period ended September 30, 2002, the Company commenced a private placement share offering wherein it offered to accredited investors units for a minimum amount of 3,000,000 shares and 1,500,000 warrants and a maximum amount of 6,000,000 shares of common stock and 3,000,000 warrants.  Each unit consists of 300,000 shares of common stock at $.35 and 150,000 five-year warrants convertible at $.70, although the Company may accept, at their discretion, subscriptions for lesser amounts.  As of December 31, 2002, the Company sold 4,650,003 shares (of which 1,911,000 shares are included in common stock to be issued) and 2,325,000 warrants for net proceeds of $1,317,700 which included $1,911 for stock not yet issued as of December 31, 2002.  As of December 31, 2002 no warrants have been exercised.  The fair market value of the warrants, aggregating $721,809 was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS No. 123 with the following weighted average assumptions:  expected dividend yield 0%, volatility 355%, risk-free interest rate 3.75%, expected option life 5 years.  The Company will issue 500,000 shares of common stock, valued at $175,000, in payment of offering costs incurred.  The value assigned to this stock was based on the private placement offering of $.35 per share.  The value of the common stock has been charged to equity as direct costs to the offering.

NOTE 5: GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company has a working capital deficiency of $55,757, a stockholders’ deficiency of  $49,800, and continuing losses since inception of $6,206,916. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. The discussion of the Company’s business contained in this Quarterly Report on Form 10-QSB may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at “Risks and Uncertainties.” While this outlook represents management’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

The Company was incorporated as e-World Security, Inc. in the State of Nevada on October 7, 1998. The Company’s name was changed to Com-Guard.com, Inc. and filed on April 16, 1999.

The Company has limited operating history and is in the development stage. Its principal business is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company’s initial product, Com-Guard™, includes unique software and hardware that will enable users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

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

Home automation, including systems to provide “internal” security to certain areas of a home or office, represents an additional market for Com-Guard™. The system, installed in a PC, has the ability to function as an internal home security system, controlling a series of sensors to protect against theft and intrusion, and child safety.

The Company’s business continues to be in the development phase. Accordingly, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters as the Company prepares to launch and market its first products.

The Company’s current strategy is to develop, commercialize and distribute its products. To successfully execute its strategy, the Company will need to improve its working capital position. The Company needs to raise additional funds to fully develop its business. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company’s capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company’s stockholders. If adequate funds are not available, the Company will be required to delay, reduce or eliminate some or all of its planned activities. The Company’s inability to fund its capital requirements would have a material adverse effect on the Company. Also See “Risks and Uncertainties” included in this discussion.

RESULTS OF OPERATIONS

NET REVENUES

Revenues were $444 and $0 for the three-month period ended December 31, 2002 and 2001, respectively. Revenues were $9,712 and $821 for the six-month period ended December 31, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

For the three-month period ended December 31, 2002 and 2001, research and development expenses were $43,970 and $33,950, respectively. For the six-month period ended December 31, 2002 and 2001, research and development expenses were $53,018 and $74,536, respectively. These expenses were due to expenditures to develop the Company’s core technology.

SALES AND MARKETING

Sales and marketing for the three-month period ended December 21, 2002 and 2001 were $35,397 and $-0- and for the six-month period ended December 21, 2002 and 2001 were $42,415 and $-0-, respectively.

PROVISION TO WRITE DOWN INVENTORIES

During the six-months ended December 31, 2002, the Company wrote-down inventories based on management’s planned marketing and distribution strategies and the expected pricing of the related products.

CONSULTING FEES

Consulting fees for the three-month period ended December 31, 2002 and 2001 were $58,447 and $214,390, respectively, a decrease of $155,943.  Consulting fees for the six-month period ended December 21, 2002 and 2001 were $142,183 and $420,817, respectively, a decrease of $278,634.  This decrease was due to commencing salaries for key employees during the fiscal year.

SALARIES

Salaries for the three-month period ended December 31, 2002 and 2001 were $181,815 and $0, respectively.  Salaries for the six-month period ended December 31, 2002 and 2001 were 228,521 and $0, respectively.  The increase was due to the Company commencing salary for key personnel during the quarters.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $173,811 and $75,720 for the three-month period ended December 31, 2002 and 2001, respectively, an increase of $98,091 or 129%. For the six-month period ended December 31, 2002, general and administrative expenses were $277,351 compared to $177,072 for the six months ended December 31, 2001, an increase of  $100,279 or 57%.   The increase was due to several factors related to building the business.  More specifically, general and administrative expenses included related costs for general corporate functions, including, facilities, legal, advertising, marketing related expenses, and other fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and has financed its operations primarily through cash generated from the sale of its stock and loans to the Company.

As of December 31, 2002, the Company had a working capital deficiency of $55,757 as compared to a working capital deficiency of $2,952,095 at June 30, 2002.  The $2,896,338 increase in working capital is due primarily a private placement offering (See Note 4) and the reduction of debt.

The Company’s auditors have expressed their uncertainty as to the Company’s ability to continue as a going concern. They cite the minimal capital resources available to meet existing and anticipated obligations. In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations.

CRITICAL ACCOUNTING POLICIES

The Company believes the following is its most critical accounting policy in that it is the most important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments.

Inventory Valuation

The Company regularly monitors and assesses its risk of not incurring any sales of its inventory in the future.  This evaluation is based upon the Company’s sales force efforts and information the Company receives from potential customers.  Based upon the results of the analysis, the Company records a valuation reserve for this risk.  This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the valuation reserve.

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

Competition.

The Company is subject to competition from other companies that may try to emulate or compete with similar products or services. These competitors have been in the business longer than the Company and may have large executive and operating staffs. There can be no assurance that the Company’s prospects will not be adversely affected by competition from these companies.

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

Common Stock

The Company’s common stock was listed on December 24, 2002 on the NASD OTC Bulletin Board under the trading symbol “CGUD”.  There has been only limited trading activity in our securities at this time and there can be no assurance that a regular trading market for our common stock will ever be developed.  We do not know if a market for our common stock will ever be developed.  We do not know if a market for our common stock will be established or that, if established, a market will be sustained.  Therefore, investors should realize that they may be unable to sell our common stock if they purchase it.  Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Dependence on Proprietary Technology; Risks of Third Party Infringement Claims.

Although the Company has received patent protection, there can be no assurance that the Company’s measures to protect its current proprietary rights will be adequate to prevent misappropriation of such rights or that the Company’s competitors will not independently develop or patent technologies that are substantially equivalent to or superior to the Company’s technologies. Additionally, although the Company believes that its products and technologies do not infringe upon the proprietary rights of any third parties, there can be no assurance that third parties will not assert infringement claims against products and technologies that the Company licenses, or has the rights to use, from third parties. Any such claims, if proved, could materially and adversely affect the Company’s business and results of operations. In addition, though any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with litigation or other resolution of such claims could materially and adversely affect the Company’s business and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Edward W. Savarese, our Chief Executive Officer and Gerry B. Berg, our Chief Financial Officer, have preformed an evaluation of the Company’s disclosure and procedures, as that term is defined in Rule 13a-14 © of the Securities Exchange Art of 1934, as amended (the “Exchange Act”), within 90 days of the date of this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

Changes in internal controls.  No significant changes in the Company’s internal controls or in other factors that could significantly affect these controls were made as a result of the evaluation.

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

Dated: February 18, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 18, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 18, 2003

By:	/s/ GERRY B. BERG
Gerry B. Berg Chief Financial Officer