Form 10QSB/A
period 2002-09-30
COM GUARD COM INC
filed 2003-05-01
CIK 1103759

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A1

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. Edward W. Savarese, our Chief Executive Officer and Gerry B. Berg, our Chief Financial Officer, have preformed an evaluation of the Company's disclosure and procedures, as that term is defined in Rule 13a-14c of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'), within 90 days of the date of this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and regulations.

        Changes in internal controls. No significant changes in the Company's internal controls or in other factors that could significantly affect these controls were made as a result of the evaluation.

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

COM-GUARD.com, INC.

DATED: April 30, 2003	By:	/s/ EDWARD W. SAVARESE Edward W. Savarese Chief Executive Officer

DATED: April 30, 2003	By:	/s/ GERRY B. BERG Gerry B. Berg Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2003

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

Date:    April 30, 2003

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

Date:    April 30, 2003

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
PART II—OTHER INFORMATION
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FIANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
SIGNATURES
Certification
Certification