Form 10QSB
period 2003-03-31
COM GUARD COM INC
filed 2003-05-15
CIK 1103759

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

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

Yes   ☒  No   ☐

The number of shares outstanding of the registrant’s common stock as of May 12, 2003 was 17,890,006.

COM-GUARD.COM, INC.

CONDENSED BALANCE SHEETS

	3/31/03	6/30/02
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$377,120	$82,281
Inventories, net	236,286	300,000
Related party receivables	16,555	8,528
Other	4,203	—
Total current assets	634,164	390,809

Property and equipment, net	—	11,786

Other Assets
Intangible asset	—	5,000

Total assets	$634,164	$407,595

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Loan payable - bank	$21,182	$22,036
Accounts payable and accrued expenses	219,470	856,551
Accrued consulting	528,739	2,155,850
Notes payable	12,500	127,500
Notes payable – stockholders	27,500	180,967
Total current liabilities	809,391	3,342,904

Long term liabilities
Notes payable	—	92,443
Total long term liabilities	—	92,443

Total Liabilities	809,391	3,435,347

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,256,434 and 10,322,000 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	17,256	10,322
Common stock to be issued, $.001 par value, 634,000 and 35,000 shares at March 31, 2003 and June 30, 2002, respectively	634	35
Additional paid-in capital	6,620,976	2,350,443
Accumulated deficit during development	(6,814,093)	(5,388,552)
Total stockholders’ deficiency	(175,227)	(3,027,752)
Total liabilities and stockholders’ deficiency	$634,164	$407,595

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

Three-Months Ended March 31,

	2003	2002

Revenues	$62,630	$—
Cost of goods sold	58,645	—
Gross Margin	3,985	—

Costs and expenses
Research and development	34,945	33,750
Sales and marketing	52,139	—
Provision to write down inventory	—	112,500
Consulting fees	107,500	202,820
Salaries	248,864	—
General and administrative	167,811	92,354
Total operating expenses	611,259	441,424

Loss from operations	(607,274)	(441,424)

Total other expense	(97)	—

Net loss	$(607,177)	$(441,424)

Net loss per share available to common stockholders
Basic and Diluted	$(.03)	$(0.04)

Weighted average common shares	16,977,618	10,322,000

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended March 31,
	2003	2002

Revenues	$63,451	$9,712
Cost of goods sold	58,645	—
Gross Margin	4,806	9,712

Costs and expenses
Research and development	87,962	106,100
Sales and marketing	125,071	—
Provision to write down inventory	75,000	384,542
Consulting fees	290,100	624,796
Salaries	473,653	—
General and administrative	377,961	307,953
Total	1,429,747	1,423,391

Loss from operations	$(1,424,941)	$(1,413,679)

Total other expense	(600)	(1,192)

Net loss	$(1,425,541)	$(1,414,871)

Net loss per share available to common stockholders
Basic and Diluted	$(.11)	$(0.14)

Weighted average common shares	13,490,222	10,322,000

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended March 31,,
	2003	2002
Cash flows from operating activities
Net loss	$(1,425,541)	$(1,414,871)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,786	119,077
Provision to write down inventory	75,000	384,542
Impairment of intangible asset	—	—
Impairment of deferred offering costs	5,000	—
Stock issued for services	37,539	—
Stock issued for research and development	—	—
Services provided as contributed capital	—	—
Beneficial conversion feature on note	—	—
Changes in operating assets and liabilities	—	—
(Increase) Decrease in:
Related party receivables and other current assets	(12,230)	—
Inventories	(11,286)	—
Increase (Decrease) in:
Accrued interest	—	—
Other	—	(2,751)
Accounts payable and accrued expenses	117,625	710,463
Accrued consulting	184,100	—
Net cash used in operating activities	(1,018,007)	(203,540)

Cash flows from investing activities
Capital expenditures	—	—
Net cash flows used in investing activities	—	—
Cash flows from financing activities
Payments on loan payable – bank	(854)	—
Repayment of notes payable	(37,000)	(1,364)
Payments on of notes payable	—	222,038
Proceeds from issuance of stock	1,317,700	—
Proceeds from notes payable – shareholders	33,000	—
Proceeds from stock to be issued	—	—
Stockholder loans and advances	—	—
Net cash provided by financing activities	1,312,846	220,674
Net increase (decrease) in cash and cash equivalents	294,839	17,134
Cash and cash equivalents, beginning of period	82,281	1,990
Cash and cash equivalents, end of period	$377,120	$19,124

Supplemental disclosure of cash flow information
Interest paid	—	—
Taxes paid	—	—

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended March 31, 2003 the Company settled $985,500 of accounts payable and accrued expenses with seven stockholders by issuing 1,407,716 shares of common stock @ $.70 per share and also settled $157,011 of accounts payable and accrued expensed with nine shareholders by issuing 448,603 @$.35 per share.  Stock values based on agreement between the Company and shareholder.

During the nine months ended March 31, 2003 the Company was forgiven $1,400,000 of accrued consulting expenses.

During the nine months ended March 31, 2003 the Company settled $100,000 of notes payable and $8,600 of accrued interest by issuing 335,000 shares of common stock at approximately $.30 a share based on agreement between Company and stockholder.

During the nine months ended March 31, 2003 $15,000 of notes payable was reclassified as notes payable — stockholder since the noteholder became a stockholder during the period.

During the nine months ended March 31, 2003 the Company settled $223,910 of notes payable – stockholders and $29,700 of accrued interest by issuing 350,000 shares of common stock at approximately $.70 per share and settled $33,000 of notes payable – stockholders by issuing 94,285 shares of common stock at approximately $.35 per share.  Stock values based on agreement between the Company and shareholder.

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2003

(unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Com-Guard.com, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2002 as filed with the SEC on September 27, 2002. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

The Company was formed and incorporated in the state of Nevada on October 7, 1998 as e-WORLD SECURITY, INC. On April 16, 1999 the Company changed its name to COM-GUARD.COM, INC. Planned principal operations of the Company have commenced as of March 31, 2003 and therefore the Company is no longer in  the development stage. The Company sells products that afford security protection to computer hardware and software in microcomputers.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.”  SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which and exit activity is initiated and in any subsequent period until the activity is completed.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  Under SFAS No. 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

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

The Company does not believe that adoption of theses pronouncements will have a material effect on the Company’s financial position or result of operations.

NOTE 2:  INVENTORIES, NET

Inventories consist of work in process stated at the lower of cost (first-in, first-out) or market.   During the nine-months ended March 31, 2003, the company determined that the fair market value of the inventory was less than the carrying amount and recorded a $75,000 valuation reserve based on management’s planned marketing and distribution strategies and the expected pricing of the related products.

The valuation reserve requires the Company to make significant estimates and changes in facts and circumstances that could result in material changes in the valuation reserve.

NOTE 3:  NOTES AND LOAN PAYABLE

As of March 31, 2003 and June 30, 2002, notes and loan payable consisted of the following:

	March 31	June 30

Loan payable – bank	$21,182	$22,036

Notes payable	12,500	127,500

Notes payable – stockholders	27,500	180,967

Long term notes payable – stockholders	—	92,443

Total	$61,182	$422,946

LOAN PAYABLE - BANK

The loan payable – bank represents a $21,182 cash advance taken by the Company from its bank credit card as of March 31, 2003.  The loan bears interest at 11.75% per annum.  Accrued interest at March 31, 2003 on this loan has been recorded in accrued expenses.

NOTES PAYABLE

During March and April of 2002, the Company received $27,500 evidenced by two notes payable at an interest rate of 7.5% and all principal and interest is due one year from the date of the notes.  During the nine months ended March 31, 2003, $15,000 was reclassified to Notes Payable-Stockholders.  As of March 31, 2003, $12,500 remained due.  Accrued interest at March 31, 2003 on these loans has been recorded in accrued expenses.

On June 21, 2002, the Company received $100,000 evidenced by a three-month convertible note due September 21, 2002 and bearing interest at 10% per annum.  The note was convertible into the Company’s common stock at a conversion price of $.29787 per share.  The Company has expensed as financing costs any excess of the fair market value of the common stock at the note issuance date over the conversion price, which amounted to $17,500.  This note and related interest was paid during the nine months ended March 31, 2003.

NOTES PAYABLE - STOCKHOLDERS

During 2002, the Company received $273,410 from three stockholders in the form of six notes payable with varying due dates and interest rates ranging from 7.0% to 10.0%.  Two of the three stockholders are related parties to the majority stockholder.  As of March 31, 2003, $27,500 remained due while $33,000 was converted into common stock at $.70 during the nine months ended March 31, 2003.   Accrued interest on the remaining balance of $60,500 at March 31,2003 has been recorded in accrued expenses.

NOTE 4:  PRIVATE PLACEMENT

During the nine months ended March 31, 2003, the Company commenced a private placement share offering wherein it offered to accredited investors units for a minimum amount of 3,000,000 shares and 1,500,000 warrants and a maximum amount of 6,000,000 shares of common stock and 3,000,000 warrants.  Each unit consists of 300,000 shares of common stock at $.35 and 150,000 five-year warrants convertible at $.70, although the Company may accept, at their discretion, subscriptions for lesser amounts.  During the period ending March 31, 2003 the Company closed this offering, of which the Company sold 4,650,003 shares and 2,325,000 warrants for net proceeds of $1,317,700.  As of March 31, 2003 no warrants have been exercised.  The fair market value of the warrants, aggregating $721,809 was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS No. 123 with the following weighted average assumptions:  expected dividend yield 0%, volatility 355%, risk-free interest rate 3.75%, expected option life 5 years.  The Company issued 500,000 shares of common stock, valued at $175,000, in payment of offering costs incurred.  The value assigned to this stock was based on the private placement offering of $.35 per share.  The value of the common stock has been charged to equity as direct costs to the offering.

NOTE 5: GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company has a working capital deficiency of $175,227, a stockholders’ deficiency of  $175,227, a negative cash flow from operations of $1,018,007 and a loss during the nine months ended March 31, 2003 of $1,425,541. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Company has limited operating history and is no longer in the development stage. It’s principal business is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company’s initial product, Com-Guard, includes unique software and hardware that enables users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

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

Home automation, including systems to provide “internal” security to certain areas of a home or office, represents an additional market for Com-Guard. The system, installed in a PC, has the ability to function as an internal home security system, controlling a series of sensors to protect against theft and intrusion.

The Company’s has commenced the initial marketing of its products. However, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters as the Company continues to market its products.

We have started efforts to market and sell our products through our website: www.com-guard.com and a number of other commercial websites. In addition, we are working on other avenues of distribution and sales for our products.   Funds recently raised through a Private Placement offering have been utilized for product development, marketing and general working capital.  We currently anticipate we have sufficient cash flow for approximately the next four months.   The company will need to improve its working capital position. The Company will need to increase revenue or raise additional funds to fully develop its business. There can be no assurance, however, that we will be able to increase revenue or complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of its planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company.

We currently have adequate cash to last through July 31, 2003 without any additional funding or increased sales of our products.

Also See “Risks and Uncertainties” included in this discussion.

RESULTS OF OPERATIONS

NET REVENUES

Revenues were $62,630 and -0- for the three-month period ended March 31, 2003 and 2002, respectively. Revenues were $63,451 and $9,712 for the nine-month period ended March 31, 2003 and 2002, respectively.   The increase in sales was primarily related to third party software that was to be used along with the Company’s trial version software during the nine months ended March 31, 2003.

COST OF GOODS SOLD

Cost of goods sold were $58,645 and -0- for the three-month and nine month periods ended March 31, 2003 and 2002, respectively.   The increase in cost of goods sold was primarily due to third party software purchased by the Company to be used to bundle with a trial version its software products.

RESEARCH AND DEVELOPMENT EXPENSES

For the three-month period ended March 31, 2003 and 2002, research and development expenses were $34,945 and $33,750, respectively. For the nine-month period ended March 31, 2003 and 2002, research and development expenses were $87,962 and $106,100, respectively. These expenses were due to expenditures to develop the Company’s core technology.

SALES AND MARKETING

Sales and marketing for the three-month period ended March 31, 2003 and 2002 were $52,139 and $0 and for the nine-month period ended March 31, 2003 and 2002 were $125,071 and $-0-, respectively.  The increase in sales and marketing was due to increased efforts by the Company to market its products.

PROVISION TO WRITE DOWN INVENTORIES

During the nine-months ended March 31, 2003, the Company wrote-down inventories by $75,000 based on management’s planned marketing and distribution strategies and the expected pricing of the related products.

CONSULTING FEES

Consulting fees for the three-month period ended March 31, 2003 and 2002 were $107,500 and $202,820, respectively, a decrease of $95,320.  Consulting fees for the nine-month period ended March 31, 2003 and 2002 were $290,100 and $624,796, respectively, a decrease of $334,696.  This decrease was due to commencing salaries for key employees during the fiscal year.

SALARIES

Salaries for the three-month period ended March 31, 2003 and 2002 were $248,864 and $0, respectively.  Salaries for the nine-month period ended March 31, 2003 and 2002 were 473,653 and $0, respectively.  The increase was due to the Company commencing salary for key personnel during the fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $167,811 and $92,354 for the three-month period ended March 31, 2003 and 2002, respectively, an increase of $75,457 or 81%. For the nine-month period ended March 31, 2003, general and administrative expenses were $377,961 compared to $307,953 for the nine months ended March 31, 2003, an increase of  $70,008 or 23%.   The increase was due to several

factors related to building the business.  More specifically, general and administrative expenses included related costs for general corporate functions, including, facilities, legal, advertising, marketing related expenses, and other fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed our operations primarily through cash generated from the sale of its stock and loans to us. The Company is no longer classified as a development stage company and has commenced the initial marketing of its products.

                As of March 31, 2003, the Company has reduced debt in the approximate amount of $998,000 through the issuance of common stock and was able to reduce consulting payables in the approximate amount of $1,627,000.

As of March 31, 2003, the Company had a working capital deficiency of $175,227 as compared to a working capital deficiency of $2,952,095 at June 30, 2002. The $2,776,868 increase in working capital is due primarily a private placement offering and the reduction of debt.

During the year ended June 30, 2000, the Company acquired certain hardware ISA circuit boards from a current shareholder for approximately $638,000. This shareholder currently owns 600,000 shares of our stock. This inventory has since been written down to $60,000 based on its current value. During the year ended June 30, 2001, the Company acquired a new series of PCI circuit boards from another shareholder for $600,000. As of March 31, 2003, this inventory has been reduced to $165,000. This shareholder currently owns 857,142 shares of our common stock.  During the previous two years the Company has been developing, refining and testing its software for these products.  The Company has recently completed a new version of its software for these products and is pursuing sales opportunities.

In addition to the software developed for the hardware circuit boards the Company also has software applications that can be sold as separate products.  Since hardware related products have a higher cost to manufacture than stand-alone software products, the Company is currently placing  a strong  emphasis on its software products to generate revenue.  The Company is developing strategies in certain key target areas to market its hardware/software products.

Our auditors have expressed their uncertainty as to our ability to continue as a going concern. They cite the minimal capital resources available to meet existing and anticipated obligations. In order to address this uncertainty, we have taken steps to raise additional funds to finance our operations.

CRITICAL ACCOUNTING POLICIES

The Company believes the following is its most critical accounting policy in that it is the most important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments.

Inventory Valuation

The Company regularly monitors and assesses our risk of not incurring any material sales of its inventory in the future.  This evaluation is based upon the Company’s sales force efforts and information the Company receives from potential customers.  Based upon the results of the analysis, the Company records a valuation reserve for this risk.  This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the valuation reserve.

RISKS AND UNCERTAINTIES

Our business is capital intensive and will require additional financing which will result in dilution to existing shareholders

Our operations are capital intensive and growth will consume a substantial portion of available working capital. We may require additional capital in order to fund our operations. We do not have any commitments for additional financing and there can be no assurance that such additional funding, if required, will be available, or if available, will be available upon favorable terms. With respect to our ability to obtain financing on favorable terms, we do not have significant assets to serve as loan collateral. Still further, we presently do not have a sufficient cash flow to qualify for reasonable debt financing. Insufficient funds may prevent us from implementing our business strategy. In the event we raise additional funds through the issuance of equity securities, dilution to the then existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

Lack of operations, positive cash flow and profitability may continue which will affect our ability to remain in business and your entire investment may be lost

We are in the development-stage and commenced pre-operating activities approximately three years ago. We have no history of operations, the generation of positive cash flow or profits in the industries in which we participate. If we do not generate positive cash flow and hence become profitable, we may not be able to remain in business and your entire investment may be lost.

Uncertainty of commercial success may result in the loss of your investment

With respect to our revenue and profitability prospects, there can be no assurance of commercial success of its Com-Guard product. Furthermore, the computer industry is characterized by rapid change and growth. There can be no assurance that we will be able to keep up with the pace of technological change or fund its growth. If we fail to achieve commercial success, your entire investment may be lost.

Competition may have an adverse effect on our business which will affect the value of your investment

We are subject to competition from other companies that may try to emulate or compete with similar products or services. These competitors have been in the business longer than us and may have large executive and operating staffs. There can be no assurance that our prospects will not be adversely affected by competition from these companies. The introduction of similar or superior products by current or future competitors could have a material adverse effect on our business and financial condition which will affect the value of your investment.

Dependence on management will affect our profitability and the value of your investment

Future success depends on the continued services of Dr. Edward W. Savarese, Chief Executive Officer and Joe Sigismonti, President and Chief Operating Officer. While we intend to enter into customary employment agreements with each of them, the loss of any of their services would be detrimental and could have a material adverse effect on the business, financial condition and results of operations. Future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. We may not be able to attract, assimilate, or retain qualified technical and managerial personnel and our failure to do so could have a material adverse effect on the business, financial condition and results of operations. In this event, the value of your investment will be similarly adversely affected.

Dependence on proprietary technology and risks of third party infringement claims will affect the value of your investment

Although we have received patent protection, there can be no assurance that our measures to protect our current proprietary rights will be adequate to prevent misappropriation of such rights or that our competitors will not independently develop or patent technologies that are substantially equivalent to or superior to our technologies.

Additionally, although we believe that our products and technologies do not infringe upon the proprietary rights of any third parties, there can be no assurance that third parties will not assert infringement claims against products and technologies that we license, or have the rights to use, from third parties. Any such claims, if proved, could materially and adversely affect our business and results of operations. In addition, though any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with litigation or other resolution of such claims could materially and adversely affect our business and results of operations.

The results of research and development efforts are uncertain and we may not be able to compete effectively in the marketplace

We will need to make significant research and development expenditures to remain competitive. While we perform extensive usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, the resulting products may not achieve market acceptance and these products may not compete effectively with products of competitors currently in the market or introduced in the future. If we are unsuccessful in the marketplace, you may lose your entire investment.

Reliance on third party technologies will affect the value of your investment

Our software products are designed to run on multiple operating systems and integrate with security products from other vendors. No assurances can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from these companies, as to which there can be no assurances, the business, results of operations and financial condition could be materially and adversely affected. If we are unable to successfully and timely develop products that operate under existing or new operating systems, or if pending or actual releases of the new operating systems delay the purchase of products, future net revenues and operating results could be materially adversely affected. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some products, including those currently under development. In the event such demand decreases, it may reduce the value of your investment.

Our auditors have expressed doubts about our ability to continue as a going concern which may result in the loss of your entire investment

In preparing our audited financial statements, our auditors have expressed doubts about our ability to continue as a going concern. If we discontinue operations as a going concern, you will lose your entire investment.

Risks Relating to Our Common Stock

Because our common stock has just recently been listed on the NASD OTC Bulletin Board there can be no assurance that a regular trading market for our common stock will ever be developed and as such the investors must be able to bear the financial risk of losing their entire investment.

Our common stock was listed on December 24, 2002 on the NASD OTC Bulletin Board under the trading symbol “CGUD.” There has been only limited trading activity in our securities at this time and there can be no assurance that a regular trading market for our common stock will ever be developed. We do not know if a market for our common stock will be established or that, if established, a market will be sustained. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Since a significant portion of our common stock is being registered and may be available for resale, a significant overhang on the market could depress the market price of our stock which will reduce the value of your investment

Following the effective date of this registration statement, a maximum of 9,047,865 shares of our common stock will be eligible for resale to the public. This amount of common stock represents a significant overhang on any market that may develop for our common stock. If a substantial number of shares in this overhang were sold in a short period of time, any market for our common stock could be dramatically depressed which will result in a reduction of the value of your investment.

Dividends

We have never paid a cash dividend on our common stock. We are not obligated to pay a dividend on our common stock and do not anticipate payment of any dividends for the foreseeable future. We anticipate retaining our earnings to finance our operations, growth, and expansion.

Potential volatility of stock price will affect the value of our common stock

There can be no assurance that an active public trading market can be established or sustained. Furthermore, if a regular trading market for the common stock is established, the shares could be subject to significant fluctuations in response to operating results and other factors, many of which are not within our control.

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

Dated: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

	By:	/s/ GERRY B. BERG
Gerry B. Berg
Chief Financial Officer