Form 10KSB
period 2003-06-30
COM GUARD COM INC
filed 2003-10-08
CIK 1103759

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

At  October  1,  2003  the  aggregate market value of the voting stock held by non-affiliates  of  the  registrant was approximately $2,800,000 based on the last trade  price  as reported on the NASD OTC Bulletin Board. For purposes of this  calculation,  shares  owned  by officers, directors, and 10% shareholders known  to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At October 1, 2003, there were 18,090,006 shares of the registrant’s Common Stock, $0.001 par value, issued and outstanding.

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB may contain forward-looking statements that involve a number of risks and uncertainties, including those discussed below at “Risks and Uncertainties.” While this outlook represents management’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See “Risks and Uncertainties.” References in this Annual Report on Form 10-KSB to “Com-Guard.com” and the “Company” are to Com-Guard.com, Inc.

PART I

Item 1.   Description of Business.

Com-Guard.com, Inc. (the “Registrant” or the “Company”) was incorporated as e-World Security, Inc. in the State of Nevada on October 7, 1998. The Company’s name was changed to Com-Guard.com, Inc. and filed on April 16, 1999.

The Registrant has limited operating history. The principal business of the Registrant is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company’s primary products are:

1.  Com-GuardTM, which includes unique software that enables an authorized user to prohibit use of their computer, record events, and protect and deny access to stored files and

2.  Com-Guard ProTM, combines Com-GuardTM software with a patented Sensor-CardTM hardware PC board to provide the data security mentioned above with expanded system level security that guards against physical tampering, theft, site access, and unauthorized use of computers.

Com-Guard is able to hide, encrypt, and lock down data files in what can be considered a virtual ComputerSafeTM so that if there is a security violation attempt, locally or through a network, the intruder will not be able to access the files in the Com-GuardTM protected area. The Company’s Web-GuardTM product keeps unauthorized users from using installed browsers and therefore limits their access to the Internet.

The Registrant’s present business address is 2075 Corte del Nogal, Suite R, Carlsbad, California 92009.

Overview.

Com-Guard.com, Inc. provides a group of products that provide users of personal computers with (1) Internet security, (2) file and hardware security, and (3) internal facility security.

The company’s Com-Guard ProTM system, its most comprehensive product, monitors a computer or network and detects, through proprietary software and hardware, unauthorized attempts to use, tamper with, steal or remove data or equipment. The system is designed to generate a 110 db audible alarm and to initiate a message, which can be sent to pagers, telephones, other computers, PDA’s and other electronic receiving devices.

Home automation, including systems to provide “internal” security to certain areas of a home or office, represents an additional market for Com-Guard. The system, installed in a PC, has the ability to function as an internal home security system, controlling a series of sensors to protect against theft and intrusion, and can be utilized for child safety, etc.

The Company’s Com-GuardTM product is a software package that safeguards virtually unlimited numbers of files. The principal application for this product is to protect the user from identity theft and invasion of privacy.  Its unique combination of file protection, event recording, and electronic notification guards critical programs and data to protect against loss, corruption and unwanted access. Files can be locked, hidden and/or encrypted to remain unreadable even if the hard disk is scanned using sophisticated disk data access tools. Unauthorized file access attempts and outright attacks are recorded for forensic analysis.  And if so desired, a page, phone-call and/or email notification is sent.

The Web-GuardTM program offered by the Company locks up to three application programs you select and allows you to control when they are used.  One simple mouse click locks or unlocks these programs again.  Web-Guard can record everywhere the user goes on the Web.  Web-Guard’s silent URL Tracking keeps a log of every URL any browser visits.  The protected log can’t be modified or erased, unless you know the password.

The market for Com-Guard’s products consists of individual users and industry. The popularity of the Internet has created a need for both data security and access limitations. Limiting access to sensitive and/or confidential files has grown to be a need for all users of microcomputers.

The Company is managed by experienced individuals who have worked in the microcomputer industry for over 20 years with successful track records.

The Products.

Com-Guard is a PC-based hardware/software system. It provides features to provide security for computers, networks, and home/office environments.

Protection from computer tampering and theft: Over $8 billion of computers are stolen annually. Com-Guard ProTM provides an internal sensor in the computer, which enables an alarm to inform the user of any movement of the system. The system can be enabled remotely with a RF transmitting device similar to that used in automobile alarm systems, which can be carried on a key chain.

Protection of valuable PC components from tampering and theft: While billions are lost annually due to theft of computers, substantial theft is attributable to tampering and theft of components, such as mice, memory, disk drives, keyboards, etc. The Com-Guard ProTM system detects any vibration of the system, and provides a warning alert to the owner of the system.

Prevent unauthorized access to PC: Unauthorized access to a PC can range from children logging onto Internet sites without parental knowledge or permission, to office co-workers accessing confidential and sensitive files from a PC without the user’s knowledge or consent. Com-GuardTM software allows the user to place applications, directories, and/or files in a secure location that simulates a ComputerSafeTM where all access is denied without a valid password (combination). Additionally, Com-Guard provides a log of all attempts at unauthorized access.

Internal home/office security features: Com-Guard ProTM, through interconnected sensors (heat, motion, video, etc.) can serve as a central internal security system. The same alarm capabilities and event logging features of the basic PC security system are enabled in an environment that protects the entire environment. The end user can connect a motion detector, video camera or other security products that will be provided by the Registrant, to the connectors on the back of the Com-Guard Sensor-CardTM hardware.

Battery backup: In the event of power failure or deliberate disconnection of the computer, Com-Guard continues to operate with its own battery backup on the power source.

Remote notification: Com-Guard alarm messages can be routed to remote devices such as pagers and telephones.

Com-Guard products are offered in several configurations depending upon the need of the individual customer. Com-Guard initially offered three products as described above in the Overview: (1) Com-Guard Pro version, including Com-Guard’s patented Sensor-CardTM hardware and Soft-GuardTM software; (2) Com-Guard software only for file and data access protection; and (3) Web-Guard - a software package to provide limiting access to browsers and tracking of URL’s visited.

New Technology Offering

On August 19, 2003, Com-Guard, Inc. announced a licensing, representation and development agreement with First 4 Internet Limited, (F4i) a British software technology development company.

Com-Guard will market products using F4i’s Image Composition Analysis (ICA) technology, which scans for and blocks pornographic images and text sent through websites, email, and webmail, as well as license it to other companies.  The software has been in development for more than four years.

This technology, unlike most porn filtering solutions that block certain URLs (web addresses), scans the content of images and text before display to determine attributes of an obscene or pornographic nature.

The Image Composition Analysis software incorporates sophisticated algorithmic calculations to help identify the content of each image and to analyze the text that is sent to the end-user, thus ensuring effective filtering.  Independent testing has confirmed that ICA software prevents about 96 percent of pornographic images from reaching the computer screen.  When a site is identified as containing offensive material, it can be assigned to a “black” list to prevent further attempts to access the site.  The authorized user can manage the listings of the “black” and “white” lists to insure total accuracy.

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

In 2001, the worldwide number of PCs-in-use topped 600 Million units. In the following six years, this number is projected to nearly double to over 1.15 Billion PCs-in-use by year-end 2007 for a compound annual growth of 11.4%. The U.S. has the largest number of PCs-in-use with 175 Million at year-end 2001, and will increase by 6.2% per year to reach 251 Million units in 2007. Despite yearly PC sales of over 40 Million units in the U.S., the annual increase in PCs-in-use will grow by over 13 Million per year due to over 70% PC replacement rates.

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

This “connectivity” fuels the growing concern regarding file and data security. According to International Data Corporation (“IDC”), over half of business PCs in the United States are now connected via a LAN. This number reaches as high as 80 percent when speaking about organizations with more than 100 employees. The Internet is, in a sense, the widest area network and is creating a revolution in the way PCs are used both by businesses and individuals.

The PC security industry has come into prominence recently, as a result of the newly recognized threat of cyber-terrorism. Corporate data, once reasonably secure when companies used their own internal computers and networks, have come under increasing threats as more transactions and communications between companies take place over the Internet and Wide Area Networks (WANs). Mike McConnell, former Director of the U.S. National Security Agency, expresses the point concisely in a July 2001 Red Herring Special Report on Digital Security when he speaks to the need for improved security of computers and data from cyber- attacks stating that “The United States is more networked than anyone else, and more vulnerable”.

The Internet security software market has been robust with sales of security software in 2000, rising 33 percent to $5.1 Billion, outpacing the general software market, which grew 12 percent for the year. The Internet has made access to corporate data easier making the threat of data theft and or tampering a real and rising issue for businesses large and small alike. Forbes magazine reported that 85 percent of US corporations had at least one “network” breach costing a total of at least $10 Billion, aggregately.

Fueled by the proliferation of the personal computer and Internet use, the market for Com-Guard’s products is substantial. In 2000, over $5.1 Billion was spent on Internet Security software by individual computer users and corporate entities. According to International Data Corporation, this number is expected to grow to $14 Billion by the year 2005, a compounded annual growth rate of 23%.

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

As evidence of the need for PC data security in connection with identity theft, a report released by the National Cyber Security Alliance on June 4, 2003, found that most broadband users lack basic knowledge of protections against the dangers of an always-on connection to the Internet.

The study, conducted in the homes of 120 broadband users, showed 86 percent of the users said they keep sensitive health, financial or personal information on their home computers, but only 11 percent said they have safe and securely configured systems.

Additionally, a recent IDC survey of businesses revealed that security is of paramount concern in the enterprise. Increased use of the Internet and corporate growth are among the most significant business drivers for adding security; and there was little evidence that these pressures would change over the next several years.

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

Business Strategy.

The Company’s fundamental strategy is to position its Com-Guard product as a preferable method of PC security to end-users, businesses, and institutions worldwide. The Company intends to be the leader in:

1.             The DETECTION of unauthorized activities such as attempts to tamper with or steal equipment and/or access stored information with proper identification.

2.             The PROTECTION of the physical system and data security of the files that the user elects to safeguard from all who try to access the information without valid authority by placing files in a virtual “ComputerSafe™” (a protected area of the disk drive that is highly secure).

3.             The immediate NOTIFICATION of the legal user of the event with some detail of the violation attempt.

Production of the product and inventory procurement have been arranged with the original Korean developer/manufacturer. The Korean developer/manufacturer will be used to manufacture the Com-Guard product, assuming that price and delivery will be agreed to by both parties.

Management believes that its costs will remain competitive with alternative sources of supply. In any case, The Company does not, at this time, plan to build its own manufacturing capability and will continue to outsource The Company inventories. The principal supplier as mentioned, will be Guardtec, Inc. The Company believes that there are many contract manufacturing companies that would bid on manufacturing the Company’s product.

Guardtec has been the logical manufacturer of choice for the hardware PC board used in the Com-Guard Pro product. However, the Company is equally able to manufacture the product anywhere we deem appropriate. Com-Guard software development has been developed in the U.S. Except for Korea, Com-Guard  has worldwide manufacturing and marketing rights to the hardware and underlying software. Material customers for the products can be found nearly everywhere in the world.

End-user marketing will focus on providing a limited version of the product over the Company’s Internet site. In this way, the product is exposed to a broad sector of the market that would match the profile of our consumer. Customers could order broadened feature sets of the product direct from the Company, or from resellers, who might stock the product in stores.

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

The F4i Image Composition Analysis technology and derivative products will address the growing need to protect users from undesirable image and test content appearing on the display whether originating from Web sites, e-mail attachments or Chat Room applications.

The issues are:

• 30 percent of teenage girls said they had been sexually harassed in a chat room (Girl Scout Research Institute)

• Only 7 percent, however, told their mothers or fathers about the harassment, as they were worried that their parents would ban them from going online (G. S. R. I.)

• 86 percent of the girls polled said they could chat online without their parents’ knowledge (G. S. R. I.)

• 54 percent could conduct a cyber relationship (According to the FBI)

• At least one adult crosses state lines every day to meet with a child they have developed a relationship with online. (According to the e Marketer)

• 75 percent of children are willing to share personal information online about themselves and their family in exchange for goods and services. (According to the Youth Internet Safety Survey)

• One in 33 youths received an aggressive sexual solicitation in the past year, i.e. a predator asked a young person to meet somewhere, called a young person on the phone, and/or sent the young person correspondence, money, or gifts through the U.S. Postal Service (According to the Crimes Against Children Research Centre)

• 77 percent of the targets for online predators were age 14 or older, 22 percent were aged 10 to 13 (G. S. R. I.)

The Company’s sales force will be primarily comprised of direct sales personnel to focus on the technology licensing market and manufacturer’s representative firms throughout the US and Europe to focus on product sales. The reps will be responsible for selling direct to business and commercial accounts’ principally Fortune 1000 companies and the like whose needs for the product have been validated by the research.

The Company will plan and execute an integrated advertising public relations campaign to promote Com-Guard, including participation in trade shows and seminars, and frequent use of consumer and trade publications

Competition.

While many security products for the PC are available, most are either inadequate or too costly for general consumption and use. Most products are either costly “firewall” systems for Internet management, or software products that rely on complex encryption technologies or password protection, which has proven both cumbersome and inadequate. Furthermore, existing technologies do not combine the features of data security as well as theft protection; and no PC product combines the features of Com-Guard along with an interior security system (for home or office).

Firewall products are designed to keep out potential intruders and encryption products are used to scramble or otherwise render data “unreadable.” Com-Guard was designed to detect an intrusion and notify the owners. The product will detect unauthorized use, report the intrusion and prevent the unauthorized intruder from accessing data in the Com-Guard protected area.

Consequently, the Company believes that Com-Guard is well-positioned in features and price, which can provide it a competitive position in a market of considerable size.

The Company’s management has extensive experience in outsourcing computer hardware products and believes that there is a lot of competition for manufacturing computer related hardware boards. The components on Com-Guard hardware boards are widely available from multiple manufactures.

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

Employees.

The Company has a total of (9) employees, of whom four (4) were in corporate administration and finance, two in engineering and research and development, and three in sales and marketing.

Prior to September 1, 2002 the Company retained its staff through consulting agreements and accrued fees. Initial payroll and employees commenced on September 1, 2002. Consulting services were for executive services, legal and accounting, engineering and sales and marketing.

Reports to security holders.

The Company is fully reporting. The Company will deliver this Form 10-KSB as its annual report to its shareholders. The Company reports its quarterly and annual financial results to the Securities and Exchange Commission (“SEC”). The last report filed by the Company was for the period ended March 31, 2003.

Accordingly, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The Company’s Internet address is www.com-guard.com.

Risks and uncertainties.

Our business is capital intensive and will require additional financing which will result in dilution to existing shareholders which would in turn reduce the share price of earlier issued shares

Our operations are capital intensive and growth will consume a substantial portion of available working capital. We may require additional capital in order to fund are operations. We do not have any commitments for additional financing and there can be no assurance that such additional funding, if required, will be available, or if available, will be available upon favorable terms. With respect to our ability to obtain financing on favorable terms, we do not have significant assets to serve as loan collateral. Still further, we presently do not have a sufficient cash flow to qualify for reasonable debt financing. Insufficient funds may prevent us from implementing our business strategy. In the event we raise additional funds through the issuance of equity securities, dilution to the then existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Accordingly, such dilution would reduce the share price of the earlier issued shares.

Lack of operations, positive cash flow and profitability may continue which will affect our ability to remain in business

As of March 31, 2003, planned principal operations commenced. As such we have a limited history of operations, the generation of positive cash flow or profits in the industries in which we participate. If we do not generate positive cash flow and hence become profitable, we may not be able to remain in business.

Uncertainty of commercial success may affect our ability to remain in business

With respect to our revenue and profitability prospects, we may not be able to achieve commercial success with our Com-Guard product. Furthermore, the computer industry is characterized by rapid change and growth. Accordingly, we may not be able to keep up with the pace of technological change or fund its growth. If we fail to achieve commercial success, we will continue to suffer net losses and we will have to go out of business.

Competition may have an adverse effect on our business

We are subject to competition from other companies that may try to emulate or compete with similar products or services. These competitors have been in the business longer than us and may have large executive and operating staffs. Our prospects may be adversely affected by competition from these companies. The introduction of similar or superior products by current or future competitors could have a material adverse effect on our business and financial condition.

Dependence on management will affect our profitability

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

Dependence on proprietary technology and risks of third party infringement claims could adversely affect our business and results of operations

Although we have received patent protection, our measures to protect our current proprietary rights may be inadequate to prevent misappropriation of such rights or that our competitors will not independently develop or patent technologies that are substantially equivalent to or superior to our technologies. Additionally, although we believe that our products and technologies do not infringe upon the proprietary rights of any third parties, that third parties may assert infringement claims against products and technologies that we license, or has the rights to use, from third parties. Any such claims, if proved, could materially and adversely affect our business and results of operations. In addition, though any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with litigation or other resolution of such claims could materially and adversely affect our business and results of operations.

The results of research and development efforts are uncertain and we may not be able to compete effectively in the marketplace

We will need to make significant research and development expenditures to remain competitive. While we perform extensive usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, the resulting products may not achieve market acceptance and these products may not compete effectively with products of competitors currently in the market or introduced in the future. If we are unsuccessful in the marketplace, it may affect our ability to remain in business.

Reliance on third party technologies may result in a decreasing demand for our products and our ability to remain in business affect the value of your investment

Our software products are designed to run on multiple operating systems and integrate with security products from other vendors. Businesses in the corporate market may not adopt such technologies as anticipated or will in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from these companies, as to which there can be no assurances, the business, results of operations and financial condition could be materially and adversely affected. If we are unable to successfully and timely develop products that operate under existing or new operating systems, or if pending or actual releases of the new operating systems delay the purchase of products, future net revenues and operating results could be materially adversely affected. Additionally, as hardware vendors incorporate additional server- based network management and security tools into network operating systems, the demand may decrease for some products, including those currently under development. In the event such demand decreases, we will continue to suffer net losses and we will have to go out of business.

Our auditors have expressed doubts about our ability to continue as a going concern which may result in the loss of your entire investment

In preparing our audited financial statements, our auditors have expressed doubts about our ability to continue as a going concern. If we discontinue operations, you will lose your entire investment.

Risks Relating to Our Common Stock

Because our common stock has recently been listed on the NASD OTC Bulletin Board there can be no assurance that a regular trading market for our common stock will ever be developed and as such the investors must be able to bear the financial risk of losing their entire investment

Our common stock was listed on December 24, 2002 on the NASD OTC Bulletin Board under the trading symbol “CGUD.” There has been only limited trading activity in our securities at this time and a regular trading market for our common stock may never be developed. We do not know if a market for our common stock will be established or that, if established, a market will be sustained. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Potential volatility of stock price will affect the value of our common stock

There can be no assurance that an active public trading market can be established or sustained. Furthermore, if a regular trading market for the common stock is established, the shares could be subject to significant fluctuations in response to operating results and other factors, many of which are not within our control. Accordingly, you may not be able to obtain a satisfactory price for your shares if you need to sell some or all of your shares at a time when the shares may be depressed.

Item 2. Description of Property.

The Company occupies approximately 2,000 square feet of space in a facility located at 2075 Corte del Nogal, Suite R, Carlsbad, CA 92002, at a monthly rental rate of $2,183. The lease expires on August 31, 2005.

Monthly rental on this facility is subject to annual rent adjustments based on the Consumer Price Index (CPI). The Company owns no real property.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock was listed on December 24, 2002 on the NASD OTC Bulletin Board under the trading symbol “GCUD.” There has been only limited trading activity in our securities at this time and there can be no assurance that a regular trading market for our common stock will ever be developed.

By virtue of Rule 3a51-1 of the Securities Act of 1934 (the “Act”), if the Company’s common stock has a price of less than $5.00 per share it will be considered a “penny stock.” The prerequisites required of broker-dealers engaging in transactions involving “penny stocks” have discouraged, or even barred, many brokerage firms from soliciting orders for certain low priced stocks.

Still further, with respect to the trading of penny stocks, broker-dealers have an obligation to satisfy certain special sales practice requirements pursuant to Rule 15g-9 of the Act, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser’s written consent prior to the transaction.

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

Still even further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.

Accordingly, the above penny stock regulations and the associated broker-dealer requirements may have an adverse effect on the market liquidity of the Company’s common stock and the ability of any present and prospective shareholder investors to sell their securities on the secondary market.

However, regardless of the price of the Registrant’s stock, in the event the Company has net tangible assets in excess of $2,000,000 and if the Company has been in continuous operation for at least three (3) years, or net tangible assets of $5,000,000, if the Company has been in continuous operation for less than three (3) years, Rule 3a51-1(g) of the Act will preclude the Company’s common stock from being classified as a “penny stock.”

Dividends.

The Company has never paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all available earnings for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

The Company had the following stock issuances for the period covered by this report as described below. All such shares were sold by the officers and directors of the Company and no underwriters were utilized.

From July 31, 2002 through August 9, 2002, a total of 4,125,003 shares of common stock at $.35 per were issued pursuant to a Regulation D, Rule 506 Offering for cash of $1,426,250 to a total of fifteen (15) accredited investors. A total of 2,062,501 Warrants exercisable at $.70 per share were also issued as part of this offering to these same investors.

On August 9, 2002, a total of 500,000 shares of common stock were issued as a placement fee for the Regulation D, Rule 506 Offering to a total of seven (7) accredited investors as follows: 175,000 shares to one (1) shareholder, 4,000 shares to one (1) shareholder, 18,000 shares to one (1) shareholder, 221,000 shares to one (1) shareholder, 2,000 shares to one (1) shareholder, 25,000 shares to one (1) shareholder and 55,000 shares to one (1) shareholder.

On March 4, 2003, a total of 94,286 shares of common stock were issued to one (1) accredited investor creditor of the Company at $.35 per share in consideration of the cancellation of a total of $33,000 debt.

On March 4, 2003, a total of 857,142 shares of common stock were issued to a single accredited investor creditor of the Company at $.70 per share in consideration of the cancellation of a $600,000 debt that occurred in December 2002.

On or about December 15, 2003, a single accredited investor converted its Convertible Promissory Note in the amount of $250,000 into 357,142 shares of common stock at a conversion rate of $.70 per share. The share certificate representing this converted shares was issued on March 4, 2003.

On March 4, 2003, a total of 525,000 shares of common stock at $.35 per share were issued pursuant to a Regulation D, Rule 506 Offering for cash of $187,500 to a total of six (6) accredited shareholders. A total of 262,500 Warrants exercisable at $.70 per share were also issued as part of this offering. Payment for these shares was received in December 2002.

On March 4, 2003, a total of 178,572 shares of common stock were issued to a single accredited investor creditor of the Company at $.70 per share in consideration of the cancellation of a $125,000 debt that occurred in December 2002.

On March 4, 2003, a total of 357,145 shares of common stock were issued to four (4) consultants of the Company at $.70 per share in consideration of various consulting services provided to the Company of a total valuation of $250,000 as follows: 178,572 shares to one (1) shareholder, 71,429 shares to one (1) shareholder, 71,429 shares to one (1) shareholder, and 35,715 shares to one (1) shareholder. Two (2) of the consultants were accredited investors and the other two (2) consultants were unaccredited investors.

On April 2, 2003, a total of 533,716 shares of common stock were issued to eleven (11) consultants of the Company at $.35 per share in consideration of various consulting services provided to the Company of a total valuation of $186,801 as follows: 142,858 shares to one (1) shareholder (accredited investor), 50,000 shares to one (1) shareholder (accredited investor), 50,000 shares to one (1) shareholder (unaccredited investor), 75,000 shares to one (1) shareholder (unaccredited investor), 59,888 shares to one (1) shareholder (accredited investor), 50,000 shares to one (1) shareholder (accredited investor), 15,112 shares to one (1) shareholder (unaccredited investor), 42,858 shares to one (1) shareholder (accredited investor), 18,000 shares to one (1) shareholder (accredited investor), 15,000 shares to one (1) shareholder (unaccredited investor), and 15,000 shares to one (1) shareholder (accredited investor).

On April 2, 2003, a total of 40,000 shares of common stock were issued to three (3) accredited investor consultants of the Company at $.20 per share in consideration of various consulting services provided to the Company of a total valuation of  $8,000 as follows: 15,000 shares to one (1) shareholder, 15,000 shares to one (1) shareholder and 5,000 shares to one (1) shareholder.

(b)  Exemptions from Registration:  With respect to the shares issued as noted in Items 4(a)1 through 4(a)4, such issuances were made in reliance upon the private placement exemptions provided by Section 4(2) of the Securities Act of 1933 as amended (the “Act”) and Nevada Revised Statutes Sections 78.211, 78.215, 78.3784, 78.3785 and 78.3791 (collectively the “Nevada Statutes”) debt cancellations listed at Items 4(a)10, 4(a)11, 4(a)12 and 4(a)14, the placement fee listed at Item 4(a)9 and the consulting services listed at Item 4(a)15, 4(a)16 and 4(a)17, such issuances were made in reliance on the private placement exemptions provided by Section 4(2) of the Act and the Nevada Statutes.

With respect to the issuance of the 5,150,003 common shares and 2,325,001 Warrants listed at Items 4(a)12 and 4(a)13, such issuances were made in reliance on the private placement exemption provided by Section 4(2) of the Act, SEC Regulation D, Rule 506 of the Act and the Nevada Statutes.

(c)  Basis for Reliance Upon Exemption from Registration:  We have relied upon the private placement exemptions from registration provided by Section 4(2) of the Securities act of 1933 as amended (the “Act”) and SEC Regulation D, Rule 506 of the Act. With respect to the Rule 506 exemption, this type of offering is available to reporting company issuers for sales without regard to the dollar amount of the offering. Only accredited investors were utilized in this offering and all of the shares issued satisfied the Rule 506 requirements.

Those shares not issued pursuant to Rule 506 were issued pursuant to Section 4(2) of the Act which exempts from registration transactions by an issuer not involving a public offering. This offering exemption is available to any issuer but prohibits general solicitation or advertising. Prospective purchasers must have access to information about the issuer. We have utilized this Section 4(2) exemption by providing prospective purchasers with such sufficient information and required that all such purchasers be financially sophisticated; have a certain net worth and have the ability to bear the risk of loss of their respective investments.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. The discussion of the Company’s business contained in this Report on Form 10-KSB may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed above at “Risks and Uncertainties.” While this outlook represents management’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

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

The Company has commenced the initial marketing of its products. However, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters as CGC continues to market its products.

The Company has recently entered into its first international license agreement. The Licensee will pay a small license fee so that the end user may use the Com-Guard™ software product up to nine (9) months. After the nine months period, the user can buy the product for the suggested retail price. CGC will then be paid a percentage of the retail sales generated.

We have started efforts to market and sell our products through our website: www.com-guard.com and a number of other commercial websites. In addition, we are working on other avenues of distribution and sales for our products. Funds recently raised through a Private Placement offering have been utilized for product development, marketing and general working capital. We currently anticipate that we have sufficient cash flow for approximately the next three months. We will need to improve its working capital position. We will need to increase revenue or raise additional funds to fully develop our business. There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on  the Company.

We currently have adequate cash resources to continue through December 31, 2003.

Also See “Risks and Uncertainties” in Part I of this Annual Report on Form 10-KSB.

Results of Operations.

Consulting Fees.

For the year ended June 30, 2003, consulting fees were $468,560 and $979,895 for the year ended June 30, 2002 a decrease of $511,385.  This decrease was due to certain individuals that were consultants during 2002 that became employees during 2003.  Payroll for these employees commenced on September 1, 2002.

Payroll and related costs.

Payroll for the Company commenced on September 1, 2002.  Payroll and related costs for the year ended June 30, 2003 were $712,017 compared to  $0 for the previous year.

Other General and Administrative Expenses.

Other general and administrative expenses for the year ended June 30, 2003 were $281,072. Other general and administrative expenses for the year ended June 30, 2002 were $194,856 a decrease of $86,216.  Overall expenses for general corporate functions remained accentually the same as the prior year.

Research and Development Expenses.

For the year ended June 30, 2003, research and development expenses were $89,920. For the year ended June 30, 2002, research and development expenses were $139,700 a decrease of $49,780.  Overall costs during the year decrease due to the Company completing certain of its  products during the year.

Sales and Marketing

Sales and marketing for the year ended June 30, 2003 and 2002 were $164,136 and $0 and for the year ended June 30, 2002 .  The increase in sales and marketing was due to increased efforts by the Company to market its products during the year.

Professional Fees.

Professional fees for the year ended June 30, 2003 were $159,892 and $141,432 for the year ended June 30, 2002 an increase of $18,460.   This increase was due mainly to additional legal and accounting fees during the year.

Liquidity and Capital Resources.

  We have financed our operations primarily through cash generated from the sale of its stock and loans to us. We are no longer classified as a development stage company and have commenced the sales and marketing of our products.

As of June 30, 2003, we have reduced debt in the approximate amount of $1,537,721 through the issuance of common stock.  During the year ended June 30, 2003, the Company was forgiven $1,400,000 of prior years accrued consulting expenses due to stockholders which was accounted for as a contribution to additional paid-in capital.  See also  Supplemental Disclosure of Non-cash Investing and Financing Activities to the Statements of Cash Flows for the years ended June 30, 2003 and 2002.

As of  June 30, 2003, the Company incurred a net loss of $1,960,774 and negative cash flows from operating activities of $1,256,034, has a stockholders’ deficiency of $710,460 and a working capital deficiency of $683,310 at June 30, 2003.

During the year ended June 30, 2000, we acquired certain hardware ISA circuit boards from a current shareholder for approximately $638,000. This shareholder currently owns 600,000 shares of our stock. This inventory has since been written down to $60,000 based on its current value. During the year ended June 30, 2001, the Company acquired a new series of PCI circuit boards from another shareholder for $600,000. As of March 31, 2003, this inventory has been reduced to $165,000. This shareholder currently owns 857,142 shares of our common stock. CGC is the sole licensee outside of Korea for these circuit board products. We are not aware that either Guardtec or Software Technologies have ever sold these same products to any other third party. CGC has the license rights to manufacture (outsource) these products from other outside vendors. We will, based on sales and demand, determine whether to outsource manufacturing to another vendor or reorder from Guardtec. During the previous two years we have been developing, refining and testing our its software for these products. We have recently completed a new version of its our software for these products and are pursuing sales opportunities.

In addition to the software developed for the hardware circuit boards, we also have software applications that can be sold as separate products. Since hardware related products have a higher cost to manufacture than stand-alone software products, we are currently placing a strong emphasis on our standard software products to generate revenue. We are developing strategies in certain key target areas to market our hardware/software products.

Our auditors have expressed their uncertainty as to our ability to continue as a going concern. They cite the minimal capital resources available to meet existing and anticipated obligations.   Management’s current plans are: (1) to further commercialize its own products, (2) to market new products, including products from other manufacturers, and  (3) to continue to operate and improve e-commerce sites to sell its products  To successfully execute its current plans, the Company will need to improve its working capital position.  The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on  the Company.

We currently have adequate cash resources to continue through December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments.

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

Revenue Recognition

The Company accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP 97-2, Software Revenue Recognition).  The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured.  Post customer support (PCS), if applicable, is recognized on delivery of applicable software.  The Company accrues all estimated costs of providing the PCS services, including upgrades/enhancements.

At the time of the transaction, the Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction and whether collectibility is reasonably assured.  If a significant portion of a fee is due after our normal payment terms, the Company accounts for the fee as not being fixed and determinable.  In these cases, the Company recognizes revenue as the fees become due.  Where the Company provides or delivers a product or service at a specific point in time and there are no remaining obligations, the Company recognizes revenue upon the delivery of the product or completion of the service.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions.  The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.”  SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  Under SFAS No. 146, a company cannot restate it’s previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used.  The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity.  The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments.  One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.  A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets.  The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.  SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”.  The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.  This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

Item 7. Financial Statements.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of:

Com-Guard.com, Inc.

We have audited the accompanying balance sheet of Com-Guard.com, Inc. as of June 30, 2003 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended June 30, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Com-Guard.com, Inc. as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has suffered a net loss from operations of $1,960,774, has a working capital deficiency of $683,310, a stockholders’ deficiency of $710,460 and has negative cash flows from operating activities of $1,252,033.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida

September 23, 2003

COM-GUARD.COM, INC.
BALANCE SHEET
AS OF JUNE 30, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,504
Accounts receivable	2,125
Inventories	240,795
Related party receivables	15,319

TOTAL ASSETS	$399,743

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Line of credit — bank	$21,443
Accounts payable	177,673
Accrued payroll liabilities	181,541
Accrued interest	5,907
Accrued consulting fees	681,489
Notes payable — stockholders	15,000
Total Current Liabilities	1,083,053

LONG-TERM LIABILITIES
Notes payable — stockholders	27,150

TOTAL LIABILITIES	1,110,203

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 17,890,006 shares issued and outstanding	17,890
Additional paid in capital	6,620,976
Accumulated deficit	(7,349,326)
Total Stockholders’ Deficiency	(710,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$399,743

See accompanying notes to financial statements.

COM-GUARD.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	2003	2002

SALES	$68,136	$10,028

COST OF GOODS SOLD	59,471	—

PROVISION TO WRITE-DOWN INVENTORY	75,000	464,330

GROSS LOSS	(66,335)	(454,302)

OPERATING EXPENSES
Consulting fees — related party	468,560	979,895
Payroll and related costs	712,017	—
Other general and administrative	281,072	194,856
Research and development	89,920	139,700
Sales and marketing	164,136	—
Professional fees	159,892	141,432
Impairment of intangible asset	—	150,000
Depreciation	11,786	11,996
TOTAL OPERATING EXPENSES	1,887,554	1,617,879

LOSS FROM OPERATIONS	(1,953,889)	(2,072,181)

OTHER INCOME (EXPENSE)
Interest expense	(13,099)	(31,048)
Interest income	6,214	474
TOTAL OTHER INCOME (EXPENSE)	(6,885)	(30,574)

Loss before provision for income taxes	(1,960,774)	(2,102,755)
Provision for income taxes	—	—

NET LOSS	$(1,960,774)	$(2,102,755)

Net loss per share — basic and diluted	$(0.14)	$(0.20)

Weighted average number of shares outstanding during the period —basic and diluted	14,165,949	10,329,107

See accompanying notes to financial statements.

COM-GUARD.COM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	Common Stock		Common Stock To Be Issued		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total

Balance, June 30, 2001	10,322,000	$10,322	—	$—	$2,325,978	$(3,285,797)	$(949,497)

Stock to be issued for cash	—	—	35,000	35	6,965	—	7,000

Beneficial conversion feature on note payable	—	—	—	—	17,500	—	17,500

Net loss, 2002	—	—	—	—	—	(2,102,755)	(2,102,755)

Balance, June 30, 2002	10,322,000	10,322	35,000	35	2,350,443	(5,388,552)	(3,027,752)

Stock issued	35,000	35	(35,000)	(35)	—	—	—

Stock and warrants issued for cash, net	4,814,286	4,814	—	—	1,308,885	—	1,313,699

Stock issued for services	117,255	117	—	—	37,422	—	37,539

Stock issued for stockholder loans and accrued interest	779,285	779	—	—	394,431	—	395,210

Stock issued for accounts payable and accrued expenses	1,822,177	1,823	—	—	2,529,795	—	2,531,618

Net loss, 2003	—	—	—	—	—	(1,960,774)	(1,960,774)

Balance, June 30, 2003	17,890,003	$17,890	—	$—	$6,620,976	$(7,349,326)	$(710,460)

See accompanying notes to financial statements.

COM-GUARD.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,960,774)	$(2,102,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,786	11,996
Stock issued for services	37,539	—
Provision for inventory write-down	75,000	464,330
Impairment of intangible asset	—	150,000
Beneficial conversion on note feature	—	17,500
Impairment of deferred offering costs	5,000	—
Changes in operating assets and liabilities:
Inventories	(15,795)	—
Other current assets	(2,125)	—
Related party receivable	(6,791)	(8,528)
Deferred offering costs	—	(5,000)
Accounts payable and accrued expenses	267,277	163,544
Accrued consulting	336,850	1,025,550
Net Cash Used In Operating Activities	(1,252,033)	(283,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,420)
Net Cash Used In Investing Activities	—	(2,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net	1,313,699	—
Proceeds from common stock to be issued	—	7,000
Proceeds (repayments) from loan payable — stockholders	(92,443)	903
Net repayments from lien of credit — bank	(593)	(2,867)
Proceeds from issuance of notes payable	20,500	87,628
Proceeds from notes payable — stockholders	70,093	273,410
Net Cash Provided By Financing Activities	1,311,256	366,074

NET INCREASE IN CASH AND CASH EQUIVALENTS	59,223	80,291

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,281	1,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,504	$82,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—

See accompanying notes to financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended June 30, 2003, the Company settled $985,500 of accounts payable and accrued expenses with seven stockholders by issuing 1,407,716 shares of common stock at $.70 per share and also settled $157,011 of accounts payable and accrued expenses with nine shareholders by issuing 414,461 shares of common stock at $.35 per share.  Stock values are based on agreement between the Company and stockholder.

During the year ended June 30, 2003, the Company was forgiven $1,400,000 of prior years accrued consulting expenses due to stockholders which was accounted for as a contribution to additional paid-in capital.

During the year ended June 30, 2003, the Company settled $100,000 of notes payable and $8,600 of accrued interest by issuing 335,000 shares of common stock at approximately $0.29 per share based on an agreement between the Company and stockholder.

During the year ended June 30, 2003, $15,000 of notes payable was reclassified as notes payable - stockholder since the noteholder became a stockholder of the Company.

During the year ended June 30, 2003, the Company settled $223,910 of notes payable — stockholders and $29,700 of accrued interest by issuing 350,000 shares of common stock at approximately $.70 per share and settled $33,000 of notes payable — stockholders by issuing 94,285 shares of common stock at approximately $.35 per share.  Stock values are based on agreement between the Company and stockholder.

As of June 30, 2002, notes payable and accrued interest to stockholders aggregating $188,685 were offset against stockholder loans/ advances.

COM-GUARD.COM, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2003

NOTE 1                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Com-Guard.com, Inc. was formed and incorporated in the state of Nevada on October 7, 1998 as E-WORLD SECURITY, INC.  On April 16, 1999 the Company changed its name to COM-GUARD.COM, INC. (the “Company”).  Planned principal operations of the Company commenced during the year ended June 30, 2003 and is therefore no longer in the development stage.  The Company sells products that afford security protection to computer hardware and software in microcomputers.  The Company’s initial product, Com-Guard, includes unique software and hardware that enables users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

(B) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Inventories

Inventories consist of primarily finished goods stated at the lower of cost (first-in, first-out) or market.  During the year ended June 30, 2003, the Company determined that the fair market value of the inventory was less than the carrying amount and recorded a $75,000 valuation reserve based on management’s planned marketing and distribution strategies and the expected pricing of the related products.

The valuation reserve requires the Company to make significant estimates and changes in facts and circumstances that could result in material changes in the valuation reserve.

(E) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated economic useful lives of 3 to 7 years.  Expenditures for maintenance and repairs are charged to expense as incurred.  Major improvements are capitalized.  As of June 30, 2003, all property and equipment have been fully depreciated.

(F)  Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to these assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

(G) Stock Options and Warrants

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”) and related interpretations.  The Company accounts for stock options issued to non-employees under the fair value method of SFAS No. 123.

(H) Revenue Recognition

The Company accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP 97-2, Software Revenue Recognition).  The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured.  Post customer support (PCS), if applicable, is recognized on delivery of applicable software.  The Company accrues all estimated costs of providing the PCS services, including upgrades/enhancements.

At the time of the transaction, the Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction and whether collectibility is reasonably assured.  If a significant portion of a fee is due after our normal payment terms, the Company accounts for the fee as not being fixed and determinable.  In these cases, the Company recognizes revenue as the fees become due.  Where the Company provides or delivers a product or service at a specific point in time and there are no remaining obligations, the Company recognizes revenue upon the delivery of the product or completion of the service.

(I) Income Taxes

The Company accounts for income taxes under SFAS No. 109 “Accounting for Income Taxes”.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(J) Research and Development

Research and development, which includes purchased research and development and internal costs incurred on the technology are expensed as incurred.  SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” does not materially effect the Company because the Company has elected to expense as research and development all such costs prior to establishing technological feasibility as required by SFAS No. 86.  Management expects technological feasibility to be established upon completion of beta testing.

(K) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value.  For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, line of credit and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(L) Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions.  The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.”  SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  Under SFAS No. 146, a company cannot restate it’s previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used.  The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity.  The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments.  One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.  A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets.  The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.  SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”.  The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.  This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

Management does not expect the impact from these statements’ pronouncements to have a material impact on the Company’s consolidated financial position or results of operations.

(M) Business Segments

The Company applies SFAS No. 131, “Disclosures About Segments at an Enterprise and Related Information.”  The Company operates in one segment and therefore segment information is not presented.

(N) Loss Per Share

Basic and diluted net loss per common share for the years ended June 30, 2003 and 2002 is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share”.  Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

(O) Concentrations

During the year ended June 30, 2003, approximately 90% of the Company’s sales pertain to one customer.

The Company maintains the majority of its cash balances in a financial institution located in Carlsbad, California.  The balance in the institution is insured by the Federal Deposit Insurance Corporation up to $100,000.  At June 30, 2003, the Company’s uninsured cash total was $49,847.

NOTE 2                 PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2003 and 2002 consisted of the following:

Equipment	$41,509
Furniture and fixtures	2,816
Computers	2,420
46,745
Less: Accumulated depreciation	46,745

Property and equipment – net	$—

Depreciation expense for the years ended June 30, 2003 and 2002 was $11,786 and $11,996, respectively.

NOTE 3                 IMPAIRMENT OF INTANGIBLE ASSET

On December 25, 2000, the Company acquired from Guardtec, Inc. (formerly Kyungki System Co., Ltd.) (See Note 10(E)), a Korean corporation, the rights, title and interest to GTC Firewall, including copyrights, trademarks, patents, object codes, source codes, enhancements, and updates or other modifications and user manuals.  The product’s function was to prevent unauthorized entry into a network and to safeguard files by means of encryption.  As consideration for acquisition of this technology, the Company issued 150,000 shares of its common stock with a fair value of $150,000.  As of June 30, 2002, this technology was considered to be impaired under SFAS No. 121 because management has deemed that such technology was no longer marketable.  An impairment charge of $150,000 was recorded during the year ended June 30, 2002.

NOTE 4                 LINE OF CREDIT - BANK

At June 30, 2003, the Company had a line of credit from a bank for short-term borrowings in the amount of $25,000, which bears interest at floating rates.  This line is unsecured and has an outstanding balance of $21,443.  Total interest expenses associated with the line of credit amounted to $2,543 and $2,500 for the years ended June 30, 2003 and 2002, respectively.

NOTE 5                 NOTES PAYABLE - STOCKHOLDERS

Notes payable from stockholders, as of June 30, 2003, consisted of the following:

$13,566 convertible note payable, 7.5% interest rate, principal and interest due November 30, 2004	$13,566

$13,584 convertible note payable, 7.5% interest rate, principal and interest due November 30, 2004	13,584
$48,000 convertible note payable, 7.0% interest rate, principal and interest due May 19, 2004	15,000
42,150
Current portion	15,000

Long –term portion	$27,150

The holders of the above convertible notes above have the option to convert at any time only the entire amount of the unpaid principal and interest of the note into common shares of the Company’s common stock at a conversion price of $0.35 per share.

NOTE 6                 DEFINED CONTRIBUTION PLAN

Effective July 1, 2002, the Company adopted a 401(k) plan which covers all employees.  The Company has accrued $7,950 as a matching contribution and has not paid any matching contributions during the year.  Participants may contribute up to 75% of their compensation, not to exceed the maximum dollar amount allowable by the Internal Revenue Code.

NOTE 7                 RELATED PARTY TRANSACTIONS

(A) Consulting Services

During the year ended June 30, 2003 and 2002, the Company incurred consulting fees for various corporate and administrative services performed by officers, directors, and stockholders.

(B) Legal Counsel

The Company’s legal counsel is a stockholder of the Company.  For the years ended June 30, 2003 and 2002, services rendered amounted to $43,314 and $80,689, respectively, and are included in operating expenses within professional fees.

(C) Related Party Receivable

From time to time, the Company advances monies to officers and directors for travel, personal expenditures, and other matters.  As of June 30, 2003, the advances totaled $15,319.  These advances are non-interest bearing and have no specified terms of repayment.

NOTE 8                 COMMITMENTS AND CONTINGENCIES

(A) Leases

The Company leases corporate office space, transportation and office equipment under operating leases, expiring in August 2005.

Future minimum lease payments as of June 30, for the operating lease are as follows:

2004	$33,698
2005	34,934
2006	3,020

Office rent expense for the years ended June 30, 2003 and 2002 amounted to $23,472 and $22,374, respectively.

(B) Consulting Agreements

On July 1, 1999, the Company entered into two-year consulting agreements with seven individuals.  On June 22, 2001 the agreements were renewed for one year and the number of consultants was increased to eleven.   Certain agreements were extended for a short period of time and all agreements were fulfilled and completed by June 30, 2003.   The terms of the agreements call for the individuals to provide the following services:

1)             Public relations, shareholder relations, and general management consulting.

2)             Market research and materials, vendor relations.

3)             Research and development, product planning and technical staff evaluations.

4)             Corporate planning and strategic alliances.

5)             Fundraising and strategic planning.

6)             General corporate governance.

As of June 30, 2003 and 2002, the Company had $468,560 and $1,119,595 of consulting expense under such agreements and the accrued liability at June 30, 2003 under such agreements aggregated $681,489.

In April 2003, the Company entered into a one-year consulting agreement with a consultant to provide general services to the Company.  As of June 30, 2003, the Company had accrued $24,000 relating to this agreement.

NOTE 9                 STOCKHOLDERS’ DEFICIENCY

(A) Private Placement

During the year ended June 30, 2003, the Company commenced a private placement share offering wherein it offered to accredited investors units for a minimum amount of 3,000,000 shares and 1,500,000 warrants and a maximum amount of 6,000,000 shares of common stock and 3,000,000 warrants.  Each unit consists of 300,000 shares of common stock at $.35 and 150,000 five-year warrants convertible at $.70, although the Company may accept, at their discretion, subscriptions for lesser amounts.  During the year ended June 30, 2003 the Company closed this offering, of which the Company sold 4,314,286 shares and 2,325,000 warrants for net proceeds of $1,313,699.  As of June 30, 2003 no warrants have been exercised.  The fair market value of the warrants, aggregating $721,809 was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS No. 123 with the following weighted average assumptions:  expected dividend yield 0%, volatility 355%, risk-free interest rate 3.75%, expected option life 5 years.  The Company issued 500,000 shares of common stock, valued at $175,000, in payment of offering costs incurred.  The value assigned to this stock was based on the private placement offering of $.35 per share.  The value of the common stock has been charged to equity as direct costs to the offering.

(B) Stock Options

A summary of the options issued to certain advisors, consultants and directors as of June 30, 2003 is presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance, June 30, 2001	1,055,000	$.30
Granted	—	—
Exercised	—	—
Forfeited	(5,000)	1.00
Balance, June 30, 2002	1,050,000.30

Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(1,050,000)	—
Balance, June 30, 2003	—	$—

NOTE 10               INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended June 30, 2003 and 2002, as follows:

	2003	2002

U.S. Federal income tax provision (benefit)	$(658,477)	$(698,853)
Effect of research and development costs and amortization of organization cost	(13,759)	28,435
Effect of net operating loss carryback	—	—
Tax benefit	(672,236)	(670,418)
Valuation allowance	672,236	670,418

	$—	$—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Research and development costs	$287,789	$282,485
Net operating loss carryforward and start-up costs	1,867,085	1,200,153
Total gross deferred tax assets	2,154,874	1,482,638
Less valuation allowance	(2,154,874)	(1,482,638)

Net deferred tax assets	$—	$—

As of June 30, 2003, the Company had start-up costs and net operating loss carryforwards of approximately $6,337,865, for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2022.

The valuation allowance as of June 30, 2003 and 2002 was $2,154,874 and $1,482,638, respectively.  The net change in the valuation allowance during the year ended June 30, 2003 was an increase of approximately $672,236.

NOTE 11               GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $1,960,774 and negative cash flows from operating activities of $1,252,033, has a stockholders’ deficiency of $710,460 and a working capital deficiency of $683,310 at June 30, 2003.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its working capital requirements, and the success of its future operations.  Management’s current plans are: (1) to further commercialize its own products,(2) to market new products, including products from other manufacturers,  and  (3) to continue to operate and improve e-commerce sites to sell its products.  Management believes that the action presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 12               SUBSEQUENT EVENTS

In August 2003, the Company’s Board of Directors approved stock options to Officers, Directors and Employees of the Company.  Officers were granted options to purchase an aggregate of up to 1,224,000 shares of Common Stock of the Company.  408,000 shares are vested and the balance vest equally monthly over the next 24 months.  Directors were granted options to purchase an aggregate of up to 2,160,000 shares of Common Stock of the Company.  720,000 shares are vested and the balance vest equally monthly over the next 24 months.  Employees were granted options to purchase an aggregate of up to 642,000 shares of Common Stock of the Company.  234,000 shares are vested and the balance vest equally monthly over the next 24 months.  The exercise price of these stock options is $0.20, which was equal to their fair market value at the date of grant.  The term of all options is ten years.  The vesting schedule and the period required for full exercisability of the stock options is at the discretion of the Board of Directors.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Directors, Executive Officers, Promoters and Control Persons The following information reflects the background and experience of the directors and officers of the Company. The term of office for each director is one year.

Name	Age	Position	Served Since

Edward W. Savarese	56	Chairman, Chief Executive Officer	Inception
Edward H. Currie	61	Director	June 25, 1999
Irwin Roth	71	Director	January 2, 2003
Joseph Sigismonti	61	Director and President	September 1, 2002
Gerry B. Berg	56	Director, Vice President and CFO	September 1, 2002
Alan F. Miller	49	Vice President and CTO	September 1, 2002
Nolan Bushnell	60	Director	March 21, 2003

Dr. Edward W. Savarese is the founder of the Company and has been a director and Chairman of the Board of Directors since its inception. He held the position of Chief Executive Officer of Imaging Technologies Corporation (formerly Personal Computer Products, Inc.) from 1982 to 1998. From 1981 to 1982, he was director of sales for SofTech Microsystems. His responsibilities included establishing and supervising an international sales organization for marketing a microcomputer operating system. From 1978 to 1981, Dr. Savarese was employed by Hewlett Packard Company, first as a sales representative for computer products, and later as district sales manager supervising a sales force in the marketing of mini- and microcomputers. Dr. Savarese holds a Doctorate degree from Columbia University, Teacher’s College, with specialization in educational technology and software and systems design. He also holds a Master of Science in administration and management from Pace University.

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

Irwin Roth was appointed a director of the Company on January 2, 2003. He is also currently the CEO and Chairman of V Entertainment, Ltd., On-line Entertainment Network, Inc. and GlobalNet Systems, Ltd. Mr. Roth has been a practicing attorney for over 40 years in New York City, where he specializes in securities and entertainment law. In past years, he has served as a director and officer of numerous companies and is presently Chairman and CEO of Color Q, Inc. Mr. Roth received a B.A. degree in Political Science in 1952 and a Juris Doctor degree in 1955 from the University of Michigan.

Joseph Sigismonti serves as a director and President and Chief Operating Officer for the Company. He has been actively involved in the development, marketing, and sales of computer systems and related products for over 30 years. As an electronics engineer, sales representative, line manager, and corporate executive, he has a proven track record in such well-known companies as McDonnell Douglas, Hewlett Packard, Scientific Atlanta, and Perkin Elmer. Mr. Sigismonti has developed and directed large, high-technology marketing and sales forces worldwide. He has held positions as Vice President of sales and marketing; Vice President of worldwide sales; and Executive Vice President of operations in companies serving various high-technology markets. Additionally, he was a principal and founder of companies providing services in sales/marketing management training/consulting and import/export of electronic products. Mr. Sigismonti received his Bachelor of Science degree in electrical engineering from Pennsylvania State University.

Gerry B. Berg serves as Vice President and Chief Financial Officer for the Company. Mr. Berg is an experienced financial manager. He has many years’ experience serving as a financial consultant to private and public companies and in executive capacities, including chief financial officer, for publicly traded companies, including Imaging Technologies Corporation and Greenland Corporation. Mr. Berg is a Certified Public Accountant and served six years with Deloitte+Touche. He holds a Bachelor’s degree in accounting from Walsh College.

Alan F. Miller serves as Vice President and Chief Technical Officer for the Company. He has over 20 years of engineering experience. He has held a variety of high technology engineering positions since 1980 for companies including Continental Controls Corporation, Data Electronics, Inc., Imaging Technologies Corporation (formerly Personal Computer Products, Inc.), Internet Magic, Inc., and Staff Training Solutions. He has worked on a variety of products and technologies, including: component level testing for national defense systems, analog and digital turbine controls, memory products, robotics, laser printers, facsimile machines, internet technologies, etc. In 1984, he received a Bachelor of Science degree in computer science from National University in San Diego.

Mr. Bushnell was appointed a director of the Company on March 21, 2003. He is the founder and currently the CEO of uWink.com, Inc., a provider of Internet- networked games and e-commerce terminals to retail establishments such as airports, bars and restaurants. Mr. Bushnell, considered the “Father of the Video Game Industry,” is best known as the founder of Atan Corporation and Chuck E. Cheese’s Pizza Time Theater. Mr. Bushnell received his B.S. in electrical Engineering in 1968 from the University of Utah where he is a “Distinguished Fellow” and also attended Stanford University Graduate School.

Item 10. Executive Compensation.

Other than Dr. Savarese, there was no executive or director who has received compensation in excess of $100,000 since the incorporation date of the Company. The following table sets forth information as of June 30, 2003.

		Annual Compensation Awards				Long-Term Compensation Payouts
Name and Principal Position(a)	Year(1) (b)	Salary (c)	Bonus (d)	Other Annual Compen- sation ($) (e)	Restricted Stock Award(s) ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)

Edward W. Savarese	2001	120,000	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer	2002	180,000	-0-	-0-	-0-	-0-	-0-
	2003	180,000	-0-	-0-	-0-	-0-	-0-
Joseph Sigismonti	2001	-0-	-0-	-0-	-0-	-0-	-0-
President	2002	-0-	-0-	-0-	-0-	-0-	-0-
	2003	156,000	-0-	-0-	-0-	-0-	-0-
Gerry B. Berg	2001	-0-	-0-	-0-	-0-	-0-	-0-
Vice-President	2002	-0-	-0-	-0-	-0-	-0-	-0-
	2003	144,000	-0-	-0-	-0-	-0-	-0-
Allan F. Miller	2001	-0-	-0-	-0-	-0-	-0-	-0-
Vice-President	2002	-0-	-0-	-0-	-0-	-0-	-0-
	2003	144,000	-0-	-0-	-0-	-0-	-0-

As of June 30, 2003 no officer of the Company has an employment agreement with the Company.

Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End	Value of Unexercised In— the-Money Options/SARs at FY-End

NONE

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management The following table sets forth information as of June 30, 2003, regarding the beneficial ownership of the Company’s common stock by (i) each person who is known to CGC to own beneficially more than five percent (5%) of the outstanding shares of the common stock of the Company, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

	Name of Beneficial Owner	No. Shares	%Ownership(1)

1.	Edward W. Savarese 2075 Corte del Norte Carlsbad, CA 92009	4,178,572	23.36%
2.	Edward H. Currie 657 158th Street Whitestone, NY 11357	75,000	0.42%
3.	Joseph Sigismonti 21132 Calle Ocaso Lake Forest, CA 92630	121,929	0.68%
4.	Alan F. Miller 2075 Corte del Norte Carlsbad, CA 92009	60,715	0.34%
5.	Gerry B. Berg 2075 Corte del Norte Carlsbad, CA 92009	71,429	0.40%
6.	Irwin Roth 2075 Corte del Norte Carlsbad, CA 92009	50,000	0.28%
7.	Nolan Bushnell 5443 Beethoven Street Los Angeles, CA 90066	25,000	0.14%
8.	Woo Young Kim together with his control Software Technology, Inc. Dongwood Bld 784-13 Seoul, Korea 35-080	1,256,428	7.02%
9.	Theodore Stern as the beneficial owner of Bomoseen Associates, L.P. One PPG Plaza, Suite 2970 Pittsburgh, PA 15222	2,325,001	12.46	%(2)
10.	All Officers and Directors as a Group	4,582,645	25.62%

(1)           For the shareholders Nos. 1-8 and 10, assumes that these owners exercise their warrants but no one else does. In that none of these shareholders own any warrants their respective percentage ownership is based upon a total of 17,890,006 shares of common stock that are issued and outstanding at June 30, 2003.

(2)           With respect to this shareholder, his percentage ownership is based upon the exercise of his warrants for the purchase of 775,001 shares but assumes that no other owners exercise their warrants.

Item 12. Certain Relationships and Related Transactions.

(A) Consulting Services

During the year ended June 30, 2003 and 2002, the Company incurred consulting fees for various corporate and administrative services performed by officers, directors, and stockholders.

(B) Legal Counsel

The Company’s legal counsel is a stockholder of the Company.  For the years ended June 30, 2003 and 2002, services rendered amounted to $43,314 and $80,689, respectively, and are included in operating expenses within professional fees.

(C) Related Party Receivable

From time to time, the Company advances monies to officers and directors for travel, personal expenditures, and other matters. As of June 30, 2003, the advances totaled $15,319.  These advances are non-interest bearing and have no specified terms of repayment.

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

(10f)	Share Purchase Agreement between the Company and Guardtec, Inc., dated December 19, 2000 incorporated by reference to Form 10-K dated January 30, 2001 and March 30, 2001 (for subsequent events).

(10g)	Technology License Agreement between the Company and Guardtec, Inc., dated December 25, 2000 incorporated by reference to Form 10-K dated January 30, 2001 and March 30, 2001 (for subsequent events).

(10h)	Manufacturer Licensee Program Agreement between the Company and South Coast Distribution Limited and Distributec Limited dated May 28, 2003 incorporated by reference to Form SB-2 dated August 8, 2003.
(10i)	License Agreement between the Company and F4i ICA Limited dated August 5, 2003

31.1	Certifications of Chief Executive Officer and Chief Financial Officer

31.2	Certifications of Chief Executive Officer and Chief Financial Officer

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Edward W. Savarese, our Chief Executive Officer and Gerry B. Berg, our Chief Financial Officer, have preformed an evaluation of the Company’s disclosure and procedures, as that term is defined in Rule 13a-14 © of the Securities Exchange Art of 1934, as amended (the “Exchange Act”), as of the date covered by this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

Changes in internal controls.  No significant changes in the Company’s internal controls or in other factors that could significantly affect these controls were made as a result of the evaluation.

SIGNATURES

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-KSB and authorized this statement to be signed on its behalf by the undersigned, in the city of Carlsbad, State of California, on October 3, 2003.

COM-GUARD.COM, INC.

BY:	/s/ Edward W. Savarese
EDWARD W. SAVARESE
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Edward W. Savarese
EDWARD W. SAVARESE	Chairman of the Board, and Chief Executive Officer	October 3, 2003

/s/ Joseph Sigismonti
JOSEPH SIGISMONTI	President	October 3, 2003

/s/ Gerry B. Berg	Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)
GERRY B. BERG		October 3, 2003

/s/ Edward H. Currie
EDWARD H. CURRIE	Director	October 3, 2003

/s/ Irwin Roth
IRWIN ROTH	Director	October 3, 2003

/s/ Nolan Bushnell
NOLAN BUSHNELL	Director	October 2, 2003