Form 10QSB
period 2003-09-30
COM GUARD COM INC
filed 2003-11-19
CIK 1103759

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of November 12, 2003 was 19,772,006.

COM-GUARD.COM, INC.
CONDENSED BALANCE SHEETS

	9/30/03	6/30/03
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,715	$141,504
Accounts receivable	125	2,125
Inventories	240,795	240,795
Related party receivables	15,819	15,319

TOTAL ASSETS	$260,454	$399,743

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Line of credit — bank	$24,978	$21,443
Accounts payable	228,101	177,673
Accrued payroll liabilities	305,002	182,980
Accrued interest	6,685	5,907
Accrued consulting fees	715,989	681,489
Notes payable — stockholders	25,000	15,000
Total Current Liabilities	1,305,755	1,084,492

LONG-TERM LIABILITIES
Notes payable — stockholders	27,150	27,150

TOTAL LIABILITIES	1,332,905	1,111,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 18,090,006 and 17,890,006 shares issued and outstanding, respectively	18,090	17,890
Additional paid-in-capital	6,656,731	6,620,976
Accumulated deficit	(7,747,272)	(7,349,326)
Total Stockholders’ Deficiency	(1,072,451)	(710,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$260,454	$399,743

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,
	2003	2002

SALES – NET	$3,038	$377

PROVISION TO WRITE-DOWN INVENTORY	—	75,000

GROSS LOSS	3,038	(74,623)

OPERATING EXPENSES
Consulting fees – related party	74,500	83,736
Payroll and related cost	205,803	46,706
Other general and administrative	101,077	92,553
Research and development	2,522	18,495
Sales and marketing	16,039	—
TOTAL OPERATING EXPENSES	399,941	241,490

LOSS FROM OPERATIONS	(396,903)	(316,113)

OTHER INCOME (EXPENSE)
Interest expense	(1,185)	(1,516)
Interest income	142	1,486
TOTAL OTHER INCOME (EXPENSE)	(1,043)	(30)

Loss before provision for income taxes	(397,946)	(316,143)
Provision for income taxes	—	—

NET LOSS	$(397,946)	$(316,143)

Net loss per share — basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding during the period —basic and diluted	18,029,791	10,360,183

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(397,946)	$(316,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory write-down	—	75,000
Stock issued for services	40,000	—
Changes in operating assets and liabilities:
Accounts receivable	2,000	(1,290)
Related party receivables	(500)	—
Accounts payable and accrued payroll liabilities	170,622	(33,899)
Accrued consulting fees	34,500	(1,442,900)
Net Cash Used In Operating Activities	(151,324)	(1,719,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used In Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock to be issued	—	2,679,258
Repayments on notes payable — stockholders	—	(104,000)
Proceeds from notes payable - stockholders	10,000	—
Net proceeds from line of credit — bank	3,535	—
Net Cash Provided By Financing Activities	13,535	2,575,258

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(137,789)	856,026

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141,504	82,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,715	$938,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2003

(unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Com-Guard.com, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2003 as filed with the SEC on October 8, 2003. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

The Company was formed and incorporated in the state of Nevada on October 7, 1998 as e-WORLD SECURITY, INC. On April 16, 1999,  the Company changed its name to COM-GUARD.COM, INC. The Company sells products that afford security protection to computer hardware and software in microcomputers.

Stock Options

On August 15, 2003, the Company’s Board of Directors approved stock options to Officers, Directors and Employees of the Company.  Officers were granted options to purchase an aggregate of up to 1,224,000 shares of common stock of the Company.  408,000 shares are vested and the balance vest equally monthly over the next twenty-four months.  Directors were granted options to purchase an aggregate of up to 2,160,000 shares of common stock of the Company.  720,000 shares are vested and the balance vest equally monthly over the next twenty-four months.  Employees were granted options to purchase an aggregate of up to 642,000 shares of common stock of the Company.  234,000 shares are vested and the balance vest equally monthly over the next twenty-four months.  The exercise price of these stock options is $0.20, which was approximate to their fair market value at the date of grant.  The term of all options is ten years.  The vesting schedule and the period required for full exercisability of the stock options is at the discretion of the Board of Directors.

The Company applies Accounting Principles Board (“APB”) Opinion 25, Accounting for stock issued to Employees and related interpretations in accounting for options granted to employees, officers and directors.  Under APB Opinion 25, if the exercise price of the Company’s stock options equal or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.  For the options granted in August 2003, the exercise price of each option approximated the market price of the Company’s stock on the date of grant and options expire in ten years.

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company’s stock options has determined in accordance with the fair market value based method prescribed in SFAS No. 123.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in August 2003; no dividend yield for all years; expected volatility of 183%; risk-free interest rate of 3%, and an expected life of 10 years.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per common share would have been as follows:

		For the three months ended Ended September 30, 2003

Net loss	As reported	$(397,946)
	Pro forma	$(676,878)
Net loss per common share – basic and diluted	As reported	$(.02)
	Pro forma	$(.04)

A summary of the status of the Company’s option plans as of September 30, 2003 and the changes during the period ending on that date is presented below:

September 30, 2003	Shares	Weighted Average Exercise Price
Outstanding at inception	—	—
Granted	4,026,000	$.20
Forfeited	—	—
Outstanding at September 30, 2003	4,026,000	$.20

Options exercisable at September 30, 2003	1,473,000	$.20

Weighted average fair value of options granted to employees during the year	$.19

The following table summarizes information about the stock options outstanding at September 30, 2003:

	Options outstanding			Options exercisable
Exercise price	Number outstanding at September 30, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at September 30, 2003	Weighted average exercise price

$.20	4,026,000	9.92 years	$.20	1,473,000	$.20

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

Loss Per Share

Basic and diluted net loss per common share for the three months ended September 30, 2003 and 2002 is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share”.  Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

NOTE 2:                                                LINE OF CREDIT - BANK

At September 30, 2003, the Company had a line of credit from a bank for short-term borrowings in the amount of $25,000, which bears interest at floating rates.  This line is unsecured and has an outstanding balance of $24,978.  Total interest expense associated with the line of credit amounted to  $778 for the three months ended September 30, 2003.

NOTE 3:                                                RELATED PARTY TRANSACTIONS

Related Party Receivable

From time to time, the Company advances monies to officers and directors for travel, personal expenditures, and other matters.  These advances are non-interest bearing and have no specified terms of repayment.

Legal Counsel

The Company’s legal counsel is a stockholder of the Company.  For the three months ended September 30, 2003 and 2002, services rendered amounted to $17,913 and $8,558 respectively, and are included in other general and administrative expenses.

Consulting Services

During the three months ended September 30, 2003 and 2002, the Company incurred consulting fees for various corporate and administrative services performed by officers, directors, and stockholders.

NOTE 4    :                                            NOTES PAYABLE - STOCKHOLDERS

Notes payable from stockholders, as of September 30, 2003 and June 30, 2003, consisted of the following:

	September 30, 2003	June 30, 2003
$13,566 convertible note payable, 7.5% interest rate, principal and interest due November 30, 2004	$13,566	$13,566
$13,584 convertible note payable, 7.5% interest rate, principal and interest due November 30, 2004	13,584	13,584
$48,000 convertible note payable, 7.0% interest rate, principal and interest due May 19, 2004	15,000	15,000
$10,000 convertible note payable, 7.5% interest rate, principal and interest due March 31, 2004	10,000	—
	52,150	42,150
Current portion	25,000	15,000

Long –term portion	$27,150	$27,150

The holders of the above convertible notes above have the option to convert at any time only the entire amount of the unpaid principal and interest of the note into the shares of the Company’s common stock at a conversion price of $0.20 to $0.35 per share.

NOTE 5:                                                GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.   During the three months ended September 30, 2003, the Company incurred a net loss of $397,946 and negative cash flows from operating activities of $151,324, has a stockholders’ deficiency of $1,072,451, an accumulated deficit of $7,747,272 and a working capital deficiency of $1,045,301 at September 30, 2003.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6:                                                STOCKHOLDERS DEFICIENCY

During the three months ended September 30, 2003, the Company settled $40,000 of consulting expenses with two stockholders by issuing 200,000 shares of common stock at $.20 per share.  The number of shares issued are based on the fair market value of the services provided.

NOTE 7:                                                SUBSEQUENT EVENTS

During October and November 2003 the Company settled accrued consulting in the amount of $296,000 by issuing 1,482,000 shares of common stock.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLANS OF OPERATION.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. The discussion of the Company’s business contained in this Quarterly Report on Form 10-QSB may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at “Risks and Uncertainties.” While this outlook represents management’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

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

RESULTS OF OPERATIONS

Net Revenues

Revenues were $3,038 and $377 for the three-month period ended September 30, 2003 and 2002, respectively.  The increase in sales was primarily related to increase in revenue from web site Internet sales.

Consulting fees.

For the three months ended September 30, 2003 and 2002, consulting fees were $74,500 and $83,736.  This decrease was due to the Company utilizing less consulting services, mainly engineering, during the current quarter.

Payroll and related costs.

Payroll for the Company commenced on September 1, 2002.  Payroll and related costs for the three months ended September 30, 2003 and 2002 were $205,803 compared to  $46,706 for the previous year.

Other general and administrative expenses.

Other general and administrative expenses for the three months ended September 30, 2003 were $101,077. Other general and administrative expenses for the three months ended September 30, 2002 were $92,553 an increase of $8,524.  Overall expenses for general corporate functions remained essentially the same as the prior year.

Research and development expenses.

For the three months ended September 30, 2003, research and development expenses were $2,522. For the three months ended September 30, 2002, research and development expenses were $18,495 a decrease of $15,973.  Overall costs during the quarter decreased due to the Company completing certain of its products during the quarter.

Sales and marketing

Sales and marketing for the three months ended September 30, 2003 and 2002 were $16,039 and $0.  The increase in sales and marketing was due to increased efforts by the Company to market its products during the quarter.

Liquidity and capital resources.

  We have financed our operations primarily through cash generated from the sale of its stock and loans to us. We are no longer classified as a development stage company and have commenced the sales and marketing of our products.

During the three months ended September 30, 2003, the Company incurred a net loss of $397,946 and negative cash flows from operating activities of $151,324, has a stockholders’ deficiency of $1,072,451, an accumulated deficit of $7,747,272 and a working capital deficiency of $1,045,301.

During the year ended June 30, 2000, the Company acquired certain hardware ISA circuit boards from a current shareholder for approximately $638,000. This shareholder currently owns 600,000 shares of our stock. This inventory has since been written down to $60,000 based on its current value. During the year ended June 30, 2001, the Company acquired a new series of PCI circuit boards from another shareholder for $600,000. As of March 31, 2003, this inventory has been reduced to $165,000. This shareholder currently owns 857,142 shares of our common stock. CGC is the sole licensee outside of Korea for these circuit board products. We are not aware that either Guardtec or Software Technologies have ever sold these same products to any other third party. CGC has the license rights to manufacture (outsource) these products from other outside vendors. We will, based on sales and demand, determine whether to outsource manufacturing to another vendor or reorder from Guardtec. During the previous two years we have been developing, refining and testing our software for these products. We have recently completed a new version of its our software for these products and are pursuing sales opportunities.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Edward W. Savarese, our Chief Executive Officer and Gerry B. Berg, our Chief Financial Officer, have preformed an evaluation of the Company’s disclosure and procedures, as that term is defined in Rule 13a-14 © of the Securities Exchange Art of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

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

Dated: November 17, 2003

COM-GUARD.com, INC.

By:	/s/ EDWARD W. SAVARESE
Edward W. Savarese
Chief Executive Officer

By:	/s/ GERRY B. BERG
Gerry B. Berg
Chief Financial Officer (Principal Financial and Accounting Officer)