Form 10QSB
period 2003-12-31
COM GUARD COM INC
filed 2004-02-19
CIK 1103759

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2003
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
Yes [X] No

The number of shares outstanding of the registrant's common stock as of February 9, 2004 was 21,036,506.

PAGE
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
Condensed Balance Sheets
as of December 31, 2003 (unaudited) and June 30, 2003	3
Condensed Statements of Operations for the
three months ended December 31, 2003 and 2002 (unaudited)	4
Condensed Statements of Operations for the
six months ended December 31, 2003 and 2002 (unaudited)	5
Condensed Statements of Cash Flows for the
six months ended December 31, 2003 and 2002 (unaudited)	6
Notes to Condensed Financial Statements as of December 31, 2003 (unaudited)	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13

ITEM 3. CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

COM-GUARD.COM, INC.
CONDENSED BALANCE SHEETS

ASSETS
	12/31/03	6/30/03
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 228,731	$141,504
Accounts receivable	-	2,125
Inventories	240,795	240,795
Related party receivables	15,854	15,319

TOTAL ASSETS	$ 485,380	$399,743

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Line of credit — bank	$ 24,991	$21,443
Accounts payable	232,198	177,673
Accrued payroll liabilities	449,100	181,541
Accrued interest	6,949	5,907
Accrued consulting fees	445,589	681,489
Notes payable — stockholders	54,624	15,000

Total Current Liabilities	1,213,451	1,083,053

LONG-TERM LIABILITIES
Notes payable — stockholders	-	27,150

TOTAL LIABILITIES	1,213,451	1,110,203

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 20,172,006 and 17,890,006 shares issued and outstanding, respectively	20,172	17,890
Common stock to be issued, 1,666,667 shares	1,667	-
Additional paid-in-capital	7,386,252	6,620,976
Deferred consulting expenses	(56,339)	-
Accumulated deficit	(8,079,823)	(7,349,326)

Total Stockholders’ Deficiency	(728,071)	(710,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 485,380	$399,743

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,
	2003	2002

SALES – NET	$5,541	$444

COST OF GOODS SOLD	1,274	-

GROSS PROFIT	4,267	444

OPERATING EXPENSES
Consulting fees	38,659	58,447
Consulting fees – related parties	56,000	-
Payroll and related costs	180,533	181,815
Other general and administrative	51,710	173,811
Research and development	2,478	43,970
Sales and marketing	5,136	35,397
TOTAL OPERATING EXPENSES	334,516	493,440

LOSS FROM OPERATIONS	(330,249)	(492,996)

OTHER INCOME (EXPENSE)
Interest expense	(2,302)	(3,569)
Interest income	-	2,902

TOTAL OTHER INCOME (EXPENSE)	(2,302)	(667)

Loss before provision for income taxes	(327,947)	(493,663)
Provision for income taxes	-	-

NET LOSS	$(327,947)	$(493,663)

Net loss per share — basic and diluted	$(0.02)	$(0.04)

Weighted average number of shares outstanding during the period basic and diluted	19,383,898	13,243,233

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended December 31,

	2003	2002

SALES – NET	$8,629	$821

COST OF GOODS SOLD	1,728	-
PROVISION TO WRITE DOWN INVENTORY	-	75,000

GROSS PROFIT (LOSS)	6,901	(74,179)

OPERATING EXPENSES
Consulting fees	78,658	142,183
Consulting fees – related parties	90,500	-
Payroll and related cost	386,336	228,521
Other general and administrative	163,765	277,351
Research and development	2,678	53,018
Sales and marketing	12,116	42,415
TOTAL OPERATING EXPENSES	734,053	743,488

LOSS FROM OPERATIONS	(727,152)	(817,667)

OTHER INCOME (EXPENSE)
Interest expense	(3,487)	(5,085)
Interest income	142	4,388

TOTAL OTHER INCOME (EXPENSE)	(3,345)	(697)

Loss before provision for income taxes	(730,497)	(818,364)
Provision for income taxes	-	-

NET LOSS	$(730,497)	$(818,364)

Net loss per share — basic and diluted	$(0.04)	$(0.07)

Weighted average number of shares outstanding during the period —basic and diluted	18,710,179	11,784,430

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended December 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(730,497)	$(818,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	5,829
Provision for inventory write-down	-	75,000
Impairment of deferred offering costs		5,000
Stock issued for services	73,661	-
Accretion of debt discount	1,844
Changes in operating assets and liabilities:
Accounts receivable	2,125	-
Related party receivables	(535)	(9,093)
Accounts payable and accrued payroll liabilities	323,126	7,111
Accrued consulting fees	86,455	66,600

Net Cash Used In Operating Activities	(243,821)	(667,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(171)
Net Cash Used In Investing Activities	-	(171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock to be issued, net	217,500	-
Proceeds from issuance of stock	-	1,317,700
Repayments on notes payable — stockholders	-	(37,000)
Proceeds from notes payable - stockholders	110,000	33,000
Net proceeds from line of credit — bank	3,548	(1,040)
Net Cash Provided By Financing Activities	331,048	1,312,660

NET INCREASE IN CASH AND CASH EQUIVALENTS	87,227	644,743

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141,504	82,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$228,731	$727,024

Supplemental disclosure of cash flow information

Interest paid
Taxes paid

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended December 31, 2003, the Company settled $326,400 of accrued consulting fees with seven stockholders by issuing 1,632,000 shares of common stock @ $.20 per share. The number of shares issued is based on the fair value of the services provided.

During the six months ended December 31, 2002, the Company settled $725,000 of accounts payable and accrued expenses by issuing 1,036,000 shares of common stock @ $.70 per share.

During the six months ended December 31, 2002, the Company was forgiven $1,400,000 of accrued consulting expenses.

During the six months ended December 31, 2002, the Company settled $100,000 of notes payable by issuing 335,000 shares of common stock at approximately $.30 per share.

During the six months ended December 31, 2002, $15,000 of notes payable was reclassified as notes payable – stockholder.

During the six months ended December 31, 2002, the Company settled $223,910 of notes payable – stockholders and $29,700 of accrued interest by issuing 350,000 shares of common stock at approximately $.70 per share.

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements of Com-Guard.com, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2003 as filed with the SEC on October 8, 2003. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

The Company was formed and incorporated in the state of Nevada on October 7, 1998 as e-WORLD SECURITY, INC. On April 16, 1999, the Company changed its name to COM-GUARD.COM, INC. The Company sells products that afford security protection to computer hardware and software in microcomputers.

Stock Options

On August 15, 2003, the Company’s Board of Directors approved stock options to Officers, Directors and Employees of the Company. Officers were granted options to purchase an aggregate of up to 1,224,000 shares of common stock of the Company. 544,000 shares are vested and the balance vests equally monthly over the next twenty-one months. Directors were granted options to purchase an aggregate of up to 2,160,000 shares of common stock of the Company. 960,000 shares are vested and the balance vests equally monthly over the next twenty-one months. Employees were granted options to purchase an aggregate of up to 642,000 shares of common stock of the Company. 282,000 shares are vested and the balance vests equally monthly over the next twenty-one months. The exercise price of these stock options is $0.20, which was approximate to their fair market value at the date of grant. The term of all options is ten years. The vesting schedule and the period required for full exercisability of the stock options is at the discretion of the Board of Directors.

The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees and related interpretations in accounting for options granted to employees, officers and directors. Under APB Opinion 25, if the exercise price of the Company’s stock options equal or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For the options granted in August 2003, the exercise price of each option approximated the market price of the Company’s stock on the date of grant and the options expire in 9.7 years.

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company’s stock options has been determined in accordance with the fair market value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in August 2003; no dividend yield for all years; expected volatility of 183%; risk-free interest rate of 3%, and an expected life of 10 years.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per common share would have been as follows:

For the six months ended Ended December 31, 2003
Net loss	As reported Pro forma	$ (784,992) $ (1,122,546)
Net loss per common share – basic and diluted	As reported Pro forma	$ (.04) $ (.06)

A summary of the status of the Company’s option plan as of December 31, 2003 and the changes during the period ending on that date is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2003	-	-
Granted	4,026,000	$ .20
Forfeited	-	-
Outstanding at December 31, 2003	4,026,000	$ .20
Weighted average fair value of options granted to employees during the year	$ .19

The following table summarizes information about the stock options outstanding at December 31, 2003:

Options outstanding				Options exercisable
Exercise price	Number outstanding at December 31, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2003	Weighted average exercise price

$ .20	4,026,000	9.67 years	$ .20	1,786,000	$ .20

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

Concentrations of Credit Risk

The Company maintains the majority of its cash balances in a financial institution located in Carlsbad, California. The balance in the institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003, the Company’s uninsured cash totaled approximately $139,000.

Loss Per Share

Basic and diluted net loss per common share for the three and six months ended December 31, 2003 and 2002 is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

NOTE 2:    LINE OF CREDIT - BANK

At December 31, 2003, the Company had a line of credit from a bank for short-term borrowings in the amount of $25,000, which bears interest at floating rates. This line is unsecured and has an outstanding balance of $24,991. Total interest expense associated with the line of credit amounted to $842 for the six months ended December 31, 2003.

NOTE 3:    RELATED PARTY TRANSACTIONS

Related Party Receivable

From time to time, the Company advances monies to officers and directors for travel, personal expenditures, and other matters. These advances are non-interest bearing and have no specified terms of repayment.

Legal Counsel

The Company’s legal counsel is a stockholder of the Company. For the three months ended December 31, 2003 and 2002, services rendered amounted to $17,913 and $8,558 respectively, and are included in other general and administrative expenses. For the six months ended December 31, 2003 and 2002, services rendered amounted to $6,032 and $22,899 respectively, and are included in other general and administrative expenses.

Consulting Services

During the six months ended December 31, 2003 and 2002, the Company incurred consulting fees for various corporate and administrative services performed by officers, directors, and stockholders.

NOTE 4    :    NOTES PAYABLE - STOCKHOLDERS

Notes payable from stockholders, as of December 31, 2003 and June 30, 2003, consisted of the following:

	December 31, 2003	June 30, 2003
$13,5$13,566 convertible note payable, 7.5% interest rate, principal and interest due November 30, 2004	$ 13,566	$ 13,566
$13,584 convertible note payable, 7.5% interest rate, principal and interest due November 30, 2004	13,584	13,584
$48,000 convertible note payable, 7.0% interest rate, principal and interest due May 19, 2004	15,000	15,000
$10,000 convertible note payable, 7.5% interest rate, principal and interest due March 31, 2004	10,000	-
$25,000 convertible note payable, 7.0% interest rate, principal and interest due December 9, 2004 (net of discount on note of $23,699)	1,301
$25,000 convertible note payable, 7.0% interest rate, principal and interest due December 23, 2004 (net of discount on note of $24,247)	753
$50,000 convertible note payable, 7.0% interest rate, principal and interest due December 31, 2004 (net of discount on note of $49,580)	420

	54,624	42,150

Current portion	54,624	15,000

Long-term portion	$ -	$27,150

The holders of the above convertible notes above have the option to convert at any time only the entire amount of the unpaid principal and interest of the note into the shares of the Company’s common stock at a conversion price of $0.20 to $0.35 per share.

The $25,000, $25,000 and the $50,000 convertible notes payable have detachable warrants to purchase 166,667, 166,667 and 333,333 shares of common stock, respectively, at a price of $0.30 per share. As of December 31, 2003, no warrants have been exercised. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $32,613, $24,790 and $49,580, respectively, however the value of the warrants are being limited to the face value of each note. These values were recorded as discounts on notes payable and will be amortized over the life of the notes.

NOTE 5:    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended December 31, 2003, the Company incurred a net loss of $730,497 and negative cash flows from operating activities of $243,821, has a stockholders’ deficiency of $728,071, an accumulated deficit of $8,079,823 and a working capital deficiency of $728,071 at December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6:     STOCKHOLDERS’ DEFICIENCY

(A) Private Placement

During December 2003, the Company entered into a Private Offering Memorandum with several accredited investors for additional equity capital. The Company raised a total of $250,000 ($217,500 net of commissions). The Memorandum offered to accredited investors units for a minimum amount of 3,333,333 shares and 3,333,333 warrants. Each unit consists of 333,333 shares of common stock at $.15 and 333,333 three-year warrants convertible at $.30, although the Company may accept, at their discretion, subscriptions for lesser amounts. As of December 31, 2003, the Company sold 1,666,667 shares and 1,666,667 warrants for net proceeds of $217,500. As of December 31, 2003, no warrants have been exercised. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $216,858. The following weighted average assumptions were used: expected dividend yield 0%, volatility 355%, risk-free interest rate 3.75%, expected option life 3 years. The net proceeds of $217,500 were allocated between the fair value of the warrants issued with the common stock and the common stock. As of December 31, 2003, the 1,666,667 shares of stock were not issued and are included in Stockholders Deficiency as common stock to be issued.

(B) Other

During the six months ended December 31, 2003, the Company settled $326,400 of consulting expenses – related parties by issuing 1,632,000 shares of common stock at $.20 per share. The number of shares issued were based on the fair market value of the services provided.

During the six months ended December 31, 2003, the Company issued 650,000 shares of common stock at $.20 per share for consulting services totaling $130,000. The number of shares issued were based on the fair market value of the services provided. The amount is being amortized over the life of the agreements resulting in consulting expense of $33,661 for the six months ended December 31, 2003. The unamortized balance of $56,339 is presented in the accompanying condensed balance sheet as a contra equity account.

NOTE 7:    SUBSEQUENT EVENTS

During January 2004, the Company settled accrued consulting fees in the amount of $72,900 by issuing
364,500 shares of common stock at $ .20 per share. The number of shares issued were based on the fair market value of the services provided.

3.    COMMITMENTS AND CONTINGENCIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLANS OF OPERATION.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. The discussion of the Company’s business contained in this Quarterly Report on Form 10-QSB may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

The Company has limited operating history and is no longer in the development stage. It’s principal business is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company’s initial product, Com-Guard?, includes unique software and hardware that enables users to protect and limit access to data; and to provide a security system against tampering and unauthorized use of computers.

The Com-Guard? system monitors a computer or network and detects, through proprietary software and hardware, unauthorized attempts to use, tamper with, or remove data or equipment. The system is designed to generate an alarm, which can be sent to any receiving device, including pagers, telephones, and other computers.

The market for Com-Guard? consists of individual users and industry. The popularity of the Internet has created a need for both data security and access limitations. Limiting access to sensitive and/or confidential files has grown to be a need for all users of microcomputers.

Home automation, including systems to provide "internal" security to certain areas of a home or office, represents an additional market for Com-Guard?. The system, installed in a PC, has the ability to function as an internal home security system, controlling a series of sensors to protect against theft and intrusion.

The Company has commenced the marketing of its products. However, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters as the Company continues to market its products.

The Company markets and sells its products through the Company’s website: www.com-guard.com and a number of other commercial websites. In addition, the Company is working on other avenues of distribution and sales for its products.

Also See "Risks and Uncertainties" included in this discussion.

RESULTS OF OPERATIONS

Sales

Sales were $5,541 and $444 for the three month period ended December 31, 2003 and 2002, respectively. Sales were $8,629 and $821 for six month period ended December 31, 2003 and 2002, respectively. The increase in sales was primarily related to increase in revenue from web site Internet sales.

Costs of Goods Sold

Cost of goods sold were $1,274 and $0 for the three month period ended December 31, 2003 and 2002, respectively. Cost of goods sold were $1,728 and $0 for the six month period ended December 31, 2003 and 2002, respectively. Costs of goods sold was primarily due to costs associated from web site Internet costs.

Provision to Write Down Inventories

For the six month period ended December 31, 2003 and 2002, provision to write down inventories were $0 and $75,000, respectively. The write down at December 31, 2002 was based on the Company’s estimate of current market values of inventory.

Consulting fees.

For the three months ended December 31, 2003 and 2002, consulting fees were $94,659 and $58,447. For the six months ended December 31, 2003 and 2002, consulting fees were $169,158 and $94,659. Fluctuations are due to the Company’s use of consultants during various times as projects develop and end.

Payroll and related costs.

Payroll and related costs for the three months ended December 31, 2003 and 2002 were $180,533 compared to $181,815 for the previous year. Payroll and related costs for the six months ended December 31, 2003 and 2002 were $386,336 compared to $228,521 for the previous year. Payroll for the Company commenced on September 1, 2002.

Other general and administrative expenses.

Other general and administrative expenses for the three months ended December 31, 2003 were $51,710. Other general and administrative expenses for the six months ended December 31, 2002 were $173,811, a decrease of $122,101. Other general and administrative expenses for the six months ended December 31, 2003 were $163,765. Other general and administrative expenses for the three months ended December 31, 2002 were $277,351, a decrease of $113,586. The decrease in general and administrative expenses were due mainly to reductions in depreciation, travel and entertainment, legal and accounting fees, and general office expenses.

Research and development expenses.

For the three months ended December 31, 2003 and 2002, research and development expenses were $2,478 and $43,970, respectively. For the six months ended December 31, 2003 and 2002, research and development expenses were $2,678 and 53,018, respectively. Overall costs decreased due to the Company completing certain of its products and therefore requiring less research and development expenses.

Sales and marketing

Sales and marketing for the three months ended December 31, 2003 and 2002 were $5,136 and $35,397, respectively. Sales and marketing for the six months ended December 31, 2003 and 2002 were $12,116 and $42,415, respectively. The decrease in sales and marketing was due mainly to decreased working capital in the Company.

Liquidity and capital resources.

We have financed our operations primarily through cash generated from the sale of our stock and loans to us. We are no longer classified as a development stage company and have commenced the sales and marketing of our products.
During the six months ended December 31, 2003, the Company incurred a net loss of $730,497 and negative cash flows from operating activities of $243,821, has a stockholders’ deficiency of $728,071, an accumulated deficit of $8,136,162 and a working capital deficiency of $728,071 as of December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended June 30, 2000, the Company acquired certain hardware ISA circuit boards from a current shareholder for approximately $638,000. This inventory has since been written down to $60,000 based on its current value. During the year ended June 30, 2001, the Company acquired a new series of PCI circuit boards from another shareholder for $600,000. As of March 31, 2003, this inventory has been reduced to $165,000. The Company is the sole licensee outside of Korea for these circuit board products. We are not aware that either vendor has ever sold these same products to any other third party. The Company has the license rights to manufacture (outsource) these products from other outside vendors. The Company will, based on sales and demand, determine whether to outsource manufacturing to another vendor or reorder from its Korean vendor.

In addition to the software developed for the hardware circuit boards, the Company also has software applications that can be sold as separate products. Since hardware related products have a higher cost to manufacture than stand-alone software products, the Company is currently placing a strong emphasis on its standard software products to generate revenue. The Company continues to set strategies in certain key target areas to market its hardware/software products.

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

There can be no assurance, however, that the Company will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company’s capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, the Company will be required to delay, reduce or eliminate some or all of our planned activities. The Company’s inability to fund its capital requirements would have a material adverse effect on the Company. The Company currently has adequate cash resources to continue through May 31, 2004.

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

Risks Relating to Our Common Stock

Our common stock was listed on December 24, 2002 on the NASD OTC Bulletin Board under the trading symbol "CGUD." There has been only limited trading activity in our securities at this time and a regular trading market for our common stock may never be developed. We do not know if a market for our common stock will be established or that, if established, a market will be sustained. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Edward W. Savarese, our Chief Executive Officer and Gerry B. Berg, our Chief Financial Officer, have preformed an evaluation of the Company’s disclosure and procedures, as that term is defined in Rule 13a-14 © of the Securities Exchange Art of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

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
AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350
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

COM-GUARD.com, INC.

By:	/s/ EDWARD W. SAVARESE [Graphic] Edward W. Savarese Chief Executive Officer

By:	/s/ GERRY B. BERG [Graphic] Gerry B. Berg Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2004
COM-GUARD.com, INC.

By:	/s/ EDWARD W. SAVARESE [Graphic] Edward W. Savarese Chief Executive Officer

By:	/s/ GERRY B. BERG [Graphic] Gerry B. Berg Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Edward W. Savarese, certify that:

1.    I have reviewed this Form 10-QSB of Com-Guard.com, Inc.

2.    Based on my knowledge, the Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.    Based on my knowledge, the financial statements, and the financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervisions, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

(b)    Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposed in accordance with generally accepted accounting principles;

(c)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

DATED: February 12, 2004
/s/ Edward W. Savarese

EDWARD W. SAVARESE
Chief Executive Officer

I, Gerry B. Berg, certify that:

1.    I have reviewed this Form 10-QSB of Com-Guard.com, Inc.

2.    Based on my knowledge, the Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.    Based on my knowledge, the financial statements, and the financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervisions, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

(b)    Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposed in accordance with generally accepted accounting principles;

(c)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

DATED: February 12, 2004
/s/ Gerry B. Berg

GERRY B. BERG
Chief Financial Officer