Form 10QSB
period 2004-03-31
COM GUARD COM INC
filed 2004-05-19
CIK 1103759

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2004
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
Yes v No

The number of shares outstanding of the registrant's common stock as of May 14, 2004 was 24,706,424.

PAGE
PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS
Condensed Balance Sheets
as of March 31, 2004 (unaudited) and June 30, 2003                  2
Condensed Statements of Operations for the
three months ended March 31, 2004 and 2003 (unaudited)                3
Condensed Statements of Operations for the
nine months ended March 31, 2004 and 2003 (unaudited)                4
Condensed Statements of Cash Flows for the
nine months ended March 31, 2004 and 2003 (unaudited)                5
Notes to Condensed Financial Statements as of March 31, 2004 (unaudited)                     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           11

ITEM 3. CONTROLS AND PROCEDURES                  17

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                    17

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS               17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                 17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

ITEM 5. OTHER INFORMATION                    17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                 17

SIGNATURES                       18

COM-GUARD.COM, INC.
CONDENSED BALANCE SHEETS

ASSETS	March	June

	31, 2004	30, 2003

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 32,502	$141,504
Accounts receivable	-	2,125
Inventories	240,830	240,795
Related party receivables	15,819	15,319

	$ 289,151	$ 399,743

TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Line of credit — bank	$ 24,782	$21,443
Accounts payable	191,988	177,673
Accrued payroll liabilities	365,236	181,541
Accrued interest	8,542	5,907
Accrued consulting fees	396,489	681,489
Notes payable — stockholders, net of debt discount of $72,752	64,398	15,000

Total Current Liabilities	1,051,435	1,083,053

LONG-TERM LIABILITIES
Notes payable — stockholders	-	27,150

TOTAL LIABILITIES	1,051,435	1,110,203

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 24,416,641 and 17,890,006 shares issued and outstanding, respectively	24,416	17,890
Additional paid-in-capital	7,899,225	6,620,976
Deferred consulting expenses	(11,338)	-
Accumulated deficit	(8,674,587)	(7,349,326)

Total Stockholders’ Deficiency	(762,284)	(710,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 289,151	$399,743

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

Three months ended
March 31,
	2004	2003

SALES – NET	$2,524	$62,630

COST OF GOODS SOLD	1,131	58,645

GROSS PROFIT	1,393	3,985

OPERATING EXPENSES
Consulting fees	310,900	107,500
Payroll and related costs	176,993	248,864
Other general and administrative	71,754	167,811
Research and development	-	34,945
Sales and marketing	9,083	52,139
TOTAL OPERATING EXPENSES	568,730	611,259

LOSS FROM OPERATIONS	(567,337)	(607,274)

OTHER EXPENSE
Interest expense	(29,249)	(97)
TOTAL OTHER EXPENSE	(29,249)	(97)

Loss before provision for income taxes	(596,586)	(607,177)
Provision for income taxes	-	-

NET LOSS	$(596,586)	$(607,177)

Net loss per share — basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares outstanding during the period —basic and diluted	21,411,333	16,977,618

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

Nine months ended
March 31,
	2004	2003

SALES – NET	$11,153	$63,451
PROVISION TO WRITE DOWN INVENTORY	-	75,000
COST OF GOODS SOLD	2,861	58,645

GROSS PROFIT (LOSS)	8,292	(70,194)

OPERATING EXPENSES
Consulting fees	480,059	290,100
Payroll and related cost	563,330	473,653
Other general and administrative	234,011	377,961
Research and development	2,678	87,962
Sales and marketing	22,726	125,071
TOTAL OPERATING EXPENSES	1,302,804	1,354,747

LOSS FROM OPERATIONS	(1,294,512)	(1,424,941)

OTHER INCOME (EXPENSE)
Interest expense	(30,892)	(600)
Interest income	142

TOTAL OTHER EXPENSE	(30,750)	(600)

Loss before provision for income taxes	(1,325,262)	(1,425,541)
Provision for income taxes	-	-

NET LOSS	$(1,325,262)	$(1,425,541)

Net loss per share — basic and diluted	$(0.07)	$(0.11)

Weighted average number of shares outstanding during the period —basic and diluted	19,616,155	13,490,222

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)
Nine months ended
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,325,262)	$(1,425,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	11,786
Provision to write down inventory	-	75,000
Impairment of deferred offering costs	-	5,000
Stock issued for services	314,617	37,539
Accretion of debt discount	26,618	-
Changes in operating assets and liabilities:
Accounts receivable	2,125	-
Inventories	(35)	(11,286)
Related party receivables	(500)	(12,230)
Accounts payable and accrued payroll liabilities	401,195	117,625
Accrued consulting fees	156,400	184,100

Net Cash Used In Operating Activities	(424,841)	(1,018,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	-
Net Cash Used In Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable — bank	-	(854)
Proceeds from issuance of stock	217,500	1,317,700
Repayments on notes payable — stockholders	(15,000)	(37,000)
Proceeds from notes payable - stockholders	110,000	33,000
Net proceeds from line of credit — bank	(3,339)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	315,839	1,312,846

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(109,002)	294,839

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141,504	82,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,502	$377,120

Supplemental disclosure of cash flow information

Supplemental disclosure of non-cash investing and financing activities :

On March 24, 2004, the Company settled $10,000 of accounts payable by issuing 50,000 shares of common stock at $.20 per share. The number of shares issued were based on the fair market value of the services provided.

During the nine months ended March 31, 2004, the Company settled $441,400 of accrued consulting expenses by issuing 2,207,000 shares of common stock at $.20 per share. The number of shares issued were based on the fair market value of the services provided.

During the nine months ended March 31, 2004, the Company issued 1,650,000 shares of common stock at $.20 per share for consulting services totaling $330,000. The number of shares issued were based on the fair market value of the services provided. $90,000 of this amount is being amortized over the life of the agreements resulting in consulting expense of $78,661 for the nine months ended March 31, 2004. The unamortized balance of $11,339 is presented in the accompanying condensed balance sheet as a contra equity account.

During the nine months ended March 31, 2004, the Company settled $190,550 of accrued payroll by issuing 952,750 shares of common stock at $.20 per share. The number of shares issued were based on the value of the services provided.

During the nine months ended March 31, 2003, the Company settled $985,500 of accounts payable and accrued expenses with seven stockholders by issuing 1,407,716 shares of common stock @ $.70 per share and also settled $157,011 of accounts payable and accrued expenses with nine stockholders by issuing 448,603 shares of common stock @ @$.35 per share. Stock values based on agreement between the Company and stockholders.

During the nine months ended March 31, 2003, the Company was forgiven $1,400,000 of accrued consulting expenses.

During the nine months ended March 31, 2003, the Company settled $100,000 of notes payable and $8,600 of accrued interest by issuing 335,000 shares of common stock at approximately $.30 per share based on agreement between the Company and stockholders.

During the nine months ended March 31, 2003, $15,000 of notes payable was reclassified as notes payable – stockholder since the noteholder became a stockholder during the period.

During the nine months ended March 31, 2003, the Company settled $223,910 of note payable – stockholders and $29,700 of accrued interest by issuing 350,000 shares of common stock @ approximately $.70 per share and also settled $33,000 of notes payable - stockholders by issuing 94,285 shares of common stock @ approximately $.35 per share. Stock values based on agreement between the Company and stockholders.

See accompanying notes to condensed financial statements.

COM-GUARD.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2004
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

Stock Options

On August 15, 2003, the Company’s Board of Directors approved stock options to Officers, Directors and Employees of the Company. Officers were granted options to purchase an aggregate of up to 1,224,000 shares of common stock of the Company. 646,000 shares are vested and the balance vests equally monthly over the next eighteen months. Directors were granted options to purchase an aggregate of up to 2,160,000 shares of common stock of the Company. 1,140,000 shares are vested and the balance vests equally monthly over the next eighteen months. Employees were granted options to purchase an aggregate of up to 642,000 shares of common stock of the Company. 303,000 shares are vested and the balance vests equally monthly over the next eighteen months. The exercise price of these stock options is $0.20, which was approximate to their fair market value at the date of grant. The term of all options is ten years. The vesting schedule and the period required for full exercisability of the stock options is at the discretion of the Board of Directors.

The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees and related interpretations in accounting for options granted to employees, officers and directors. Under APB Opinion 25, if the exercise price of the Company’s stock options equal or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For the options granted in August 2003, the exercise price of each option approximated the market price of the Company’s stock on the date of grant and the options expire in 9.5 years.

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per common share would have been as follows:

For the nine months ended Ended March 31, 2004

Net loss	As reported Pro forma	$ (1,325,262) $ (1,720,083)
Net loss per common share – basic and diluted	As reported Pro forma	$ (.07) $ (.09)

A summary of the status of the Company’s option plan as of March 31, 2004 and the changes during the period ending on that date is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at July 1, 2003	-	-
Granted	4,026,000	$ .20
Forfeited	-	-

Outstanding at March 31, 2004	4,026,000	$ .20

Weighted average fair value of options granted to employees during the period	$ .19

The following table summarizes information about the stock options outstanding at March 31, 2004:

Options outstanding				Options exercisable

Exercise price	Number outstanding at March 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at March 31, 2004	Weighted average exercise price

$ .20	4,026,000	9.42 years	$ .20	2,089,000	$ .20

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

Loss Per Share

Basic and diluted net loss per common share for the three and nine months ended March 31, 2004 and 2003 is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

NOTE 2:    LINE OF CREDIT - BANK

At March 31, 2004, the Company had a line of credit from a bank for short-term borrowings in the amount of $25,000, which bears interest at floating rates. This line is unsecured and has an outstanding balance of $24,782. Total interest expense associated with the line of credit amounted to $795 for the nine months ended March 31, 2004.

NOTE 3:    RELATED PARTY TRANSACTIONS

Related Party Receivable

From time to time, the Company advances monies to officers and directors for travel, personal expenditures, and other matters. These advances are non-interest bearing and have no specified terms of repayment.

Legal Counsel

The Company’s legal counsel is a stockholder of the Company. For the three months ended March 31, 2004 and 2003, services rendered amounted to $ -0- and $71,259 respectively, and are included in other general and administrative expenses. For the nine months ended March 31, 2004 and 2003, services rendered amounted to $6,032 and $94,157 respectively, and are included in other general and administrative expenses. The decrease is due to reduced legal service mainly in regard to a registration statement filed in fiscal year 2003.

Consulting Services

During the nine months ended March 31, 2004 and 2003, the Company incurred consulting fees for various corporate and administrative services performed by officers, directors, and stockholders.

NOTE 4    :    NOTES PAYABLE - STOCKHOLDERS

Notes payable from stockholders, as of March 31, 2004 and June 30, 2003, consisted of the following:

                    March        June
                                            2004                                    2003

$13,5$13,566 convertible note payable, 7.5% interest rate, principal and interest d due November 30, 2004	$ 13,566	$13,566
$13,584 convertible note payable, 7.5% interest rate, principal and interest due November 30, 2004	13,584	13,584
$48,000 convertible note payable, 7.0% interest rate, principal and interest due May 19, 2004	15,000	15,000
$25,000 convertible note payable, 7.0% interest rate, principal and interest due December 9, 2004 (net of discount on note of $17,467)	7,533	-
$25,000 convertible note payable, 7.0% interest rate, principal and interest due December 23, 2004 (net of discount on note of $18,066)	6,934	-
$50,000 convertible note payable, 7.0% interest rate, principal and interest due December 31, 2004 (net of discount on note of $37,219)	7,781	-

	64,398	42,150

Current portion	64,398	15,000

Long –term portion	$ -	$27,150

The holders of the above convertible notes above have the option to convert at any time only the entire amount of the unpaid principal and interest of the note into the shares of the Company’s common stock at a conversion price of $0.20 to $0.35 per share.

The $25,000, $25,000 and the $50,000 convertible notes payable have detachable warrants to purchase 166,667, 166,667 and 333,333 shares of common stock, respectively, at a price of $0.30 per share. As of March 31, 2004, no warrants have been exercised. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $32,613, $24,790 and $49,580, respectively, however the value of the warrants are being limited to the face value of each note. These values were recorded as discounts on notes payable and are being amortized over the life of the notes.

NOTE 5:    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended March 31, 2004, the Company incurred a net loss of $1,325,262 and negative cash flows from operating activities of $457,341, has a stockholders’ deficiency of $762,284, an accumulated deficit of $8,674,587 and a working capital deficiency of $762,284 at March 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its working capital requirements, and the success of its future operations. Management’s current plans are: (1) to further commercialize its own products,(2) to market new products, including products from other manufacturers, and (3) to continue to operate and improve e-commerce sites to sell its products. In addition, as described in Note 7, the Company has raised additional equity capital of $1,110,000 ($957,000 net of commissions). Management believes that the action presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 6:     STOCKHOLDERS’ DEFICIENCY

(A) Private Placement

During December 2003, the Company entered into a Private Offering Memorandum with several accredited investors for additional equity capital. The Company raised a total of $250,000 ($217,500 net of commissions). The Memorandum offered to accredited investors units for a minimum amount of 3,333,333 shares and 3,333,333 warrants. Each unit consists of 333,333 shares of common stock at $.15 and 333,333 three-year warrants convertible at $.30, although the Company may accept, at their discretion, subscriptions for lesser amounts. As of March 31, 2004, the Company sold 1,666,667 shares and 1,666,667 warrants for net proceeds of $217,500. As of March 31, 2004, no warrants have been exercised. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $216,858. The following weighted average assumptions were used: expected dividend yield 0%, volatility 355%, risk-free interest rate 3.75%, expected option life 3 years. The net proceeds of $217,500 were allocated between the fair value of the warrants issued with the common stock and the common stock. The Company issued the 1,666,667 shares of stock on March 24, 2004.

(B) Other

On March 24, 2004, the Company settled $10,000 of accounts payable by issuing 50,000 shares of common stock at $.20 per share. The number of shares issued were based on the fair market value of the services provided.

During the nine months ended March 31, 2004, the Company settled $441,400 of previously accrued consulting expenses by issuing 2,207,000 shares of common stock at $.20 per share. The number of shares issued were based on the fair market value of the services provided.

During the nine months ended March 31, 2004, the Company issued 1,650,000 shares of common stock at $.20 per share for consulting services totaling $330,000. The number of shares issued were based on the fair market value of the services provided. $90,000 of this amount is being amortized over the life of the agreements resulting in consulting expense of $78,661 for the nine months ended March 31, 2004. The unamortized balance of $11,339 is presented in the accompanying condensed balance sheet as a contra equity account.

During the nine months ended March 31, 2004, the Company settled $190,550 of accrued payroll by issuing 952,750 shares of common stock at $.20 per share. The number of shares issued were based on the value of the services provided.

NOTE 7:    SUBSEQUENT EVENTS

During April 2004, the Company entered into a Private Offering Memorandum with several accredited investors for additional equity capital. The Company raised a total of $1,110,000 ($957,000 net of commissions). The Memorandum offered to accredited investors units for a minimum amount of 500,000 shares and 500,000 warrants. Each unit consists of 500,000 shares of common stock at $.10 and 500,000 three-year warrants convertible at $.15, although the Company may accept, at their discretion, subscriptions for lesser amounts. As of May 13, 2004, the Company sold 11,100,000 shares and 11,100,000 warrants for net proceeds of $957,000.

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

Also See "Risks and Uncertainties " included in this discussion.

RESULTS OF OPERATIONS

Sales

Sales were $2,524 and $62,630 for the three month period ended March 31, 2004 and 2003, respectively. Sales were $11,153 and $63,451 for nine month period ended March 31, 2004 and 2003, respectively. The decrease in sales was primarily related to a decrease in working capital for marketing.

Provision to Write Down Inventories

For the nine month period ended March 31, 2004 and 2003, provision to write down inventories were $0 and $75,000, respectively. The write down in fiscal year 2003 was based on the Company’s estimate of current market values of inventory.

Costs of Goods Sold

Cost of goods sold were $1,131 and $58,645 for the three month period ended March 31, 2004 and 2003, respectively. Cost of goods sold were $2,861 and $58,645 for the nine month period ended March 31, 2004 and 2003, respectively. The decrease in Costs of goods sold was primarily due to decreased sales that was related to a decrease in working capital for sales and marketing.

Consulting fees.

For the three months ended March 31, 2004 and 2003, consulting fees were $310,900 and $107,500. For the nine months ended March 31, 2004 and 2003, consulting fees were $480,059 and $290,100. Fluctuations are due to the Company’s use of consultants during various times as projects develop and end.

Payroll and related costs.

Payroll and related costs for the three months ended March 31, 2004 and 2003 were $176,993 compared to $248,864 for the previous year. Payroll and related costs for the nine months ended March 31, 2004 and 2003 were $563,330 compared to $473,653 for the previous year. Payroll for the Company commenced on September 1, 2003.

Other general and administrative expenses.

Other general and administrative expenses for the three months ended March 31, 2004 were $71,754. Other general and administrative expenses for the three months ended March 31, 2003 were $167,811, a decrease of $96,057. Other general and administrative expenses for the nine months ended March 31, 2004 were $234,011. Other general and administrative expenses for the three months ended March 31, 2003 were $377,961, a decrease of $143,950. The decrease in general and administrative expenses were due mainly to reductions in depreciation, travel and entertainment, legal and accounting fees, and general office expenses.

Research and development expenses.

For the three months ended March 31, 2004 and 2003, research and development expenses were $-0- and $34,945, respectively. For the nine months ended March 31, 2004 and 2003, research and development expenses were $2,678 and $87,962, respectively. Overall costs decreased due to the Company completing certain of its products and therefore requiring less research and development expenses.

Sales and marketing

Sales and marketing for the three months ended March 31, 2004 and 2003 were $9,083 and $52,139, respectively. Sales and marketing for the nine months ended March 31, 2004 and 2003 were $22,726 and $125,071, respectively. The decrease in sales and marketing was due mainly to decreased working capital in the Company.

Liquidity and capital resources.

We have financed our operations primarily through cash generated from the sale of our stock and loans to us. We are no longer classified as a development stage company and have commenced the sales and marketing of our products.

During the nine months ended March 31, 2004, the Company incurred a net loss of $1,325,262 and negative cash flows from operating activities of $457,341, has a stockholders’ deficiency of $762,284, an accumulated deficit of $8,674,587 and a working capital deficiency of $762,284 as of March 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During April 2004, the Company entered into a Private Offering Memorandum with several accredited investors for additional equity capital. The Company raised a total of $1,110,000 ($957,000 net of commissions). The Memorandum offered to accredited investors units for a minimum amount of 500,000 shares and 500,000 warrants. Each unit consists of 500,000 shares of common stock at $.10 and 500,000 three-year warrants convertible at $.15, although the Company may accept, at their discretion, subscriptions for lesser amounts. As of May 13, 2004, the Company sold 11,100,000 shares and 11,100,000 warrants for net proceeds of $957,000.

There can be no assurance, however, that the Company will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company’s capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, the Company will be required to delay, reduce or eliminate some or all of our planned activities. The Company’s inability to fund its capital requirements would have a material adverse effect on the Company. The Company currently has adequate cash resources to continue through May 31, 2005.

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

Risks Relating to Our Common Stock

Because our common stock has recently been listed on the NASD OTC Bulletin Board there can be no assurance that a regular trading market for our common stock will ever be developed and as such the investors must be able to bear the financial risk of losing their entire investment

Our common stock was listed on December 24, 2003 on the NASD OTC Bulletin Board under the trading symbol "CGUD." There has been only limited trading activity in our securities at this time and a regular trading market for our common stock may never be developed. We do not know if a market for our common stock will be established or that, if established, a market will be sustained. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

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

Dated: May 17, 2004
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

DATED: May 17, 2004
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

DATED: May 17, 2004
/s/ Gerry B. Berg

GERRY B. BERG
Chief Financial Officer