Form 10KSB
COM GUARD COM INC
filed 2004-10-13
CIK 1103759

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

On October 11, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,192,000 based on the last trade price as reported on the NASD OTC Bulletin Board. For purposes of this calculation, shares owned by officers, directors, and 10% shareholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

On October 11, 2004, there were 40,609,901 shares of the registrant’s Common Stock, $0.001 par value, issued and outstanding.

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

PART I

Item 1. Description of Business.

Com-Guard.Com, Inc. ("Com Guard" or the “Company”) has a limited operating history. The principal business of Com Guard is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrator. Com Guard's primary products are:

1.	Com-Guard™, which includes unique software that enables an authorized user to prohibit use of their computer, record events, and protect and deny access to stored files and;

2.	Com-Guard Pro™, combines Com-Guard™ software with a patented Sensor-Card™ hardware PC board to provide the data security mentioned above with expanded system level security that guards against physical tampering, theft, site access, and unauthorized use of computers.

   Com-Guard is able to hide, encrypt, and lock down data files in what can be considered a virtual "Computer-Safe™" so that if there is a security violation attempt, locally or on the net, the intruder will not be able to access the files in the Com-Guard™ protected area.

We were incorporated on October 7, 1998 in the State of Nevada as e-World Security, Inc. We changed our name to Com-Guard.Com, Inc. on April 16, 1999. Our address and telephone number is 2075 Corte Del Nogal, Suite R, Carlsbad, CA, 92009 (760) 431-2206, Fax number (760) 431-7999.

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

The market for our products consists of individual users and industry. The popularity of the Internet has created a need for both data security and access limitations. Limiting access to sensitive and/or confidential files has grown to be a need for all users of microcomputers.

The basis for our beliefs are derived from published data released from The Computer Industry Almanac, International Data Corporation (IDC), The US National Security Agency, and Forbes Magazine. Com-Guard is not funded or otherwise affiliated with these sources.

Home automation, including systems to provide "internal" security to certain areas of a home or office, represents an additional market for Com-Guard. The system, installed in a PC, has the ability to function as an internal home security system, controlling a series of sensors to protect against theft and intrusion, and can be utilized for child safety, etc.

Com-Guard is managed by experienced individuals who have worked in the microcomputer industry for many years.

We have begun marketing efforts on Com-Guard and Com-Guard Pro products. Channels of distribution are being established in the United States, Canada and Europe. Marketing relationships with manufacturing representatives to address enterprise applications and OEM prospects are in the initial stages.

The Product

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

Protection of valuable PC components from tampering and theft: While billions are lost annually due to theft of computers, substantial theft is attributable to tampering and theft of components, such as mice, memory, disk drives, keyboards, etc. The Com-Guard Pro™ system detects any vibration of the system, and provides a warning alert to the owner of the system.

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

Internal home/office security features: Com-Guard Pro™, through interconnected sensors (heat, motion, video, etc.) can serve as a central internal security system. The same alarm capabilities and event logging features of the basic PC security system are enabled in an environment that protects the entire workspace. The end user can connect a motion detector, video camera or other security products that will be provided by the Registrant, to the connectors on the back of the Com-Guard Sensor-Card™ hardware.

Battery backup: In the event of power failure or deliberate disconnection of the computer, Com-Guard continues to operate with its own battery backup on the power source.

Remote notification: Com-Guard alarm messages can be routed to remote devices such as pagers and telephones.

Com-Guard products are offered in several configurations depending upon the need of the individual customer. Com Guard will initially offer three products: (1) Com-Guard Pro version, including Com-Guard's patented Sensor-Card™ hardware and Soft-Guard™ software; (2) Com-Guard-network version, including Com-Guard hardware, Soft-Guard, and network client/server software; (3) Com-Guard- software only; and (4) Web-Guard—a software package to provide limiting access to the browser will be free.

The Market

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

In 2001, the worldwide number of PCs-in-use topped 600 Million units. By the year 2007, this number will nearly double to over 1.15 Billion PCs-in-use for a compound annual growth of 11.4%. The U.S. has the largest number of PCs-in-use with 175 Million at year-end 2001, and the count is increasing by 6.2% per year to reach 251 Million units in 2007. Despite yearly PC sales of over 40 Million units in the U.S., the annual increase in PCs-in-use will grow by over 13 Million per year due to over 70% PC replacement rates.

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

This "connectivity”, now including the advent of Wi-Fi or wireless networks, fuels the growing concern regarding file and data security. According to International Data Corporation ("IDC"), over half of business PCs in the United States are now connected via a LAN. This number reaches as high as 80 percent when speaking about organizations with more than 100 employees. The Internet is, in a sense, the widest area network and is creating a revolution in the way PCs are used both by businesses and individuals.

The PC security industry has come into prominence recently, as a result of the newly recognized threat of cyber-terrorism. Corporate data, once reasonably secure when companies used their own internal computers and networks, have come under increasing threats as more transactions and communications between companies take place over the Internet and Wide Area Networks (WANs). Mike McConnell, former Director of the U.S. National Security Agency, expresses the point concisely in a July 2001 Red Herring Special Report on Digital Security when he speaks to the need for improved security of computers and data from cyber- attacks stating that "The United States is more networked than anyone else, and more vulnerable".

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

Business Strategy

Com-Guard's fundamental strategy is to position its Com-Guard product as a preferable method of PC security to end-users, businesses, and institutions worldwide. Com-Guard intends to be the leader in:

1.	The DETECTION of unauthorized activities such as attempts to tamper with or steal equipment and/or access stored information with proper identification.

2.	The PROTECTION of the physical system and data security of the files that the user elects to safeguard from all who try to access the information without valid authority by placing files in a virtual "ComputerSafe™" (a protected area of the disk drive that is highly secure).

3.	The immediate NOTIFICATION of the legal user of the event with some detail of the violation attempt.

Production of the product and inventory procurement have been arranged with the original Korean developer/manufacturer. The Korean developer/manufacturer may be used to manufacture the Com-Guard product, assuming that price and delivery will be agreed to by both parties.

Management believes that its costs will remain competitive with alternative sources of supply. In any case, Com-Guard does not, at this time, plan to build its own manufacturing capability and will continue to outsource Com-Guard inventories. The principal supplier as mentioned, will be Guardtec, Inc. Com-Guard believes that there are many contract manufacturing companies that would bid on manufacturing the Com-Guard's product.

Guardtec has been the logical manufacturer of choice for the hardware PC board used in the Com-Guard Pro product. However, Com-Guard is equally able to manufacture the product anywhere we deem appropriate. Com-Guard software development has been developed in the U.S. Except for Korea, Com-Guard has worldwide manufacturing and marketing rights to the hardware and underlying software. Material customers for the products can be found nearly everywhere in the world.

End-user marketing will focus on providing a limited version of the product over Com-Guard's Internet site. In this way, the product is exposed to a broad sector of the market that would match the profile of our consumer. Customers could order broadened feature sets of the product direct from Com-Guard, or from resellers, who might stock the product in stores.

Com-Guard will be made available to selected resellers either as a branded product or under private-label arrangements. The product would be merchandised for sale with new computer systems or as an add-on product to existing PC owners. Com-Guard intends to use standard distribution such as major distributors, specialty distributors in the enterprise area and computer resellers located throughout the United States.

Competition

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

There are many computer security products in the market; however none have been identified that offer as complete a set of functionality as that of Com-Guard's products. A customer would be required to buy several independent products to cover the features of Com-Guard's offerings; therefore, we believe a product from any one competitor would be inadequate and the sum total of costs associated with the purchase of multiple disjointed products would be too costly and inconvenient to implement for the average user.

Firewall products are designed to keep out potential intruders and encryption products are used to scramble or otherwise render data "unreadable." Com-Guard was designed to detect an intrusion and notify the owners. Com-Guard will detect unauthorized use, report the intrusion and prevent the unauthorized intruder from accessing data in the Com-Guard protected area, using Soft-Guard.

We believe our products are unique in their integration of different classes of protection services that detect, protect, log, and notify users of internal or network based confidential data attacks. In addition, attempted activities such as unauthorized use, tampering, computer movement, or physical site intrusion. Products offered by Com-Guard complement but do not replace offerings from larger companies that supply Internet based authorization, anti-virus and firewall protection products.

Our management has extensive experience in outsourcing computer hardware products and believes that there is a lot of competition for manufacturing computer related hardware boards. The components on Com-Guard hardware boards are widely available from multiple manufactures.

Companies generally compete by advertising product features and having products tested by independent product reviewers and testing companies. Com-Guard will pursue these avenues for competing with their products.

Patents, Trademarks and Proprietary Technology

Com-Guard has a patent in the United States (Application number 09/030,993), which covers the implementation of Com-Guard hardware. Copyright notices will be displayed and placed on all software developed for the system. The Intellectual Property covers the use of a hardware board which has a device to determine when the computer had been moved or tampered with. Since the Company’s inception, Com-Guard has spent approximately $862,000 on research and development.

Employees.

The Company has a total of (7) employees, of whom three (3) were in corporate administration and finance, two (2) in engineering, and two (2) in sales and marketing.

Prior to September 1, 2002 the Company retained its staff through consulting agreements and accrued fees. Initial payroll and employees commenced on September 1, 2002. Consulting services were for executive services, legal and accounting, engineering and sales and marketing.

Reports to security holders.

The Company is fully reporting. The Company will deliver this Form 10-KSB as its annual report to its shareholders. The Company reports its quarterly and annual financial results to the Securities and Exchange Commission (“SEC”). The last report filed by the Company was for the period ended March 31, 2004.

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

Risks and uncertainties.

Risks Relating to Com-Guard.Com, Inc.

Our business is capital intensive and will require additional financing which will result in dilution to existing shareholders which would in turn reduce the share price of earlier issued shares. Our operations are capital intensive and growth will consume a substantial portion of available working capital. We may require additional capital in order to fund our operations. We do not have any commitments for additional financing and there can be no assurance that such additional funding, if required, will be available, or if available, will be available upon favorable terms. With respect to our ability to obtain financing on favorable terms, we do not have significant assets to serve as loan collateral. Still further, we presently do not have a sufficient cash flow to qualify for reasonable debt financing. Insufficient funds may prevent us from implementing our business strategy. In the event we raise additional funds through the issuance of equity securities, dilution to the then existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Accordingly, such dilution would reduce the share price of the earlier issued shares.

Lack of operations, positive cash flow and profitability may continue which will affect our ability to remain in business. As of March 31, 2003, planned principal operations have commenced. As such we have a limited history of operations, the generation of positive cash flow or profits in the industries in which we participate. If we do not generate positive cash flow and hence become profitable, we may not be able to remain in business.

Uncertainty of commercial success may affect our ability to remain in business. With respect to our revenue and profitability prospects, we may not be able to achieve commercial success with our Com-Guard product. Furthermore, the computer industry is characterized by rapid change and growth. Accordingly, we may not be able to keep up with the pace of technological change or fund its growth. If we fail to achieve commercial success, we will continue to suffer net losses and we will have to go out of business.

Competition may have an adverse effect on our business. We are subject to competition from other companies that may try to emulate or compete with similar products or services. These competitors have been in the business longer than us and may have large executive and operating staffs. Our prospects may be adversely affected by competition from these companies. The introduction of similar or superior products by current or future competitors could have a material adverse effect on our business and financial condition.

Dependence on management will affect our profitability. Future success depends on the continued services of Dr. Edward W. Savarese, Chief Executive Officer and Joe Sigismonti, President and Chief Operating Officer. The loss of any of their services would be detrimental and could have a material adverse effect on the business, financial condition and results of operations. Future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. We may not be able to attract, assimilate, or retain qualified technical and managerial personnel and our failure to do so could have a material adverse effect on the business, financial condition and results of operations.

Dependence on proprietary technology and risks of third party infringement claims could adversely affect our business and results of operations. Although we have received patent protection, that our measures to protect our current proprietary rights may be inadequate to prevent misappropriation of such rights or that our competitors will not independently develop or patent technologies that are substantially equivalent to or superior to our technologies. Additionally, although we believe that our products and technologies do not infringe upon the proprietary rights of any third parties, that third parties may assert infringement claims against products and technologies that we license, or has the rights to use, from third parties. Any such claims, if proved, could materially and adversely affect our business and results of operations. In addition, though any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with litigation or other resolution of such claims could materially and adversely affect our business and results of operations.

The results of research and development efforts are uncertain and we may not be able to compete effectively in the marketplace. We will need to make additional research and development expenditures to remain competitive. While we perform usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, the resulting products may not achieve market acceptance and these products may not compete effectively with products of competitors currently in the market or introduced in the future. If we are unsuccessful in the marketplace, it may affect our ability to remain in business.

Reliance on third party technologies may result in a decreasing demand for our products and our ability to remain in business affect the value of your investment. Our software products are designed to run on multiple operating systems and integrate with security products from other vendors. Businesses in the corporate market may not adopt such technologies as anticipated or will not in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from these companies, as to which there can be no assurances, the business, results of operations and financial condition could be materially and adversely affected. If we are unable to successfully and timely develop products that operate under existing or new operating systems, or if pending or actual releases of the new operating systems delay the purchase of products, future net revenues and operating results could be materially adversely affected. Additionally, as hardware vendors incorporate additional server- based network management and security tools into network operating systems, the demand may decrease for some products, including those currently under development. In the event such demand decreases, we will continue to suffer net losses and we will have to go out of business.

Our auditors have expressed doubts about our ability to continue as a going concern which may result in the loss of your entire investment. In preparing our audited financial statements, our auditors have expressed doubts about our ability to continue as a going concern. If we discontinue operations, you will lose your entire investment.

Risks Relating to Our Common Stock

Due to the fact that our common stock has recently been listed on the NASD OTC Bulletin Board, there can be no assurance that a regular trading market for our common stock will ever be developed. As such, the investors must be able to bear the financial risk of losing their entire investment. Our common stock was listed on December 24, 2002 on the NASD OTC Bulletin Board under the trading symbol "CGUD." There has been only limited trading activity in our securities at this time. We do not know if a market for our common stock will be established or that, if established, a market will be sustained. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Since a significant portion of our common stock is being registered and may be available for resale, a significant overhang on the market could depress the market price of our stock which will reduce the value of your investment. Following the effective date of the July 14, 2004 registration statement, a maximum of 33,116,331 shares of our common stock will be eligible for resale to the public. This amount of common stock represents a significant overhang on any market that may develop for our common stock. If a substantial number of shares in this overhang were sold in a short period of time, any market for our common stock could be dramatically depressed which will result in a reduction of the value of your investment.

Lack of dividends may affect the value of your investment when compared to comparable stock which does pay a dividend. We have never paid a cash dividend on our common stock. We are not obligated to pay a dividend on our common stock and do not anticipate payment of any dividends for the foreseeable future. We anticipate retaining our earnings to finance our operations, growth, and expansion. The value of your stock may be reduced in that prospective buyers may prefer a stock which does pay a dividend.

Potential volatility of stock price will affect the value of our common stock. There can be no assurance that an active public trading market can be established or sustained. Furthermore, if a regular trading market for the common stock is established, the shares could be subject to significant fluctuations in response to operating results and other factors, many of which are not within our control. Accordingly, you may not be able to obtain a satisfactory price for your shares if you need to sell some or all of your shares at a time when the shares may be depressed.
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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities. We had the following stock issuances within the last three years and as described below. All such shares were sold by the officers and directors of Com Guard and no underwriters were utilized.

1.	From July 31, 2002 through August 9, 2002, a total of 4,125,003 shares of common stock at $.35 per were issued pursuant to a Regulation D, Rule 506 Offering for cash of $1,426,250 to a total of fifteen (15) accredited investors. A total of 2,062,501 Warrants exercisable at $.70 per share were also issued as part of this offering to these same investors.

2.	On August 9, 2002, a total of 500,000 shares of common stock were issued as a placement fee for the Regulation D, Rule 506 Offering to a total of seven (7) accredited investors as follows: 175,000 shares to one (1) shareholder, 4,000 shares to one (1) shareholder, 18,000 shares to one (1) shareholder, 221,000 shares to one (1) shareholder, 2,000 shares to one (1) shareholder, 25,000 shares to one (1) shareholder and 55,000 shares to one (1) shareholder.

3.	On March 4, 2003, a total of 94,286 shares of common stock were issued to one (1) accredited investor creditor of Com Guard at $.35 per share in consideration of the cancellation of a total of $33,000 debt.

4.	On March 4, 2003, a total of 857,142 shares of common stock were issued to a single accredited investor creditor of Com Guard at $.70 per share in consideration of the cancellation of a $600,000 debt that occurred in December 2002.

5.	On or about December 15, 2003, a single accredited investor converted its Convertible Promissory Note in the amount of $250,000 into 357,142 shares of common stock at a conversion rate of $.70 per share. The share certificate representing this converted shares was issued on March 4, 2003.

6.	On March 4, 2003, a total of 525,000 shares of common stock at $.35 per share were issued pursuant to a Regulation D, Rule 506 Offering for cash of $187,500 to a total of six (6) accredited shareholders. A total of 262,500 Warrants exercisable at $.70 per share were also issued as part of this offering. Payment for these shares was received in December 2002.

7.	On March 4, 2003, a total of 178,572 shares of common stock were issued to a single accredited investor creditor of Com Guard at $.70 per share in consideration of the cancellation of a $125,000 debt that occurred in December 2002.

8.	On March 4, 2003, a total of 357,145 shares of common stock were issued to four (4) consultants of Com Guard at $.70 per share in consideration of various consulting services provided to Com Guard of a total valuation of $250,000 as follows: 178,572 shares to one (1) shareholder, 71,429 shares to one (1) shareholder, 71,429 shares to one (1) shareholder, and 35,715 shares to one (1) shareholder. Two (2) of the consultants were accredited investors and the other two (2) consultants were unaccredited investors.

9.	On April 2, 2003, a total of 533,716 shares of common stock were issued to eleven (11) consultants of Com Guard at $.35 per share in consideration of various consulting services provided to Com Guard of a total valuation of $186,801 as follows: 142,858 shares to one (1) shareholder (accredited investor), 50,000 shares to one (1) shareholder (accredited investor), 50,000 shares to one (1) shareholder (unaccredited investor), 75,000 shares to one (1) shareholder (unaccredited investor), 59,888 shares to one (1) shareholder (accredited investor), 50,000 shares to one (1) shareholder (accredited investor), 15,112 shares to one (1) shareholder (unaccredited investor), 42,858 shares to one (1) shareholder (accredited investor), 18,000 shares to one (1) shareholder (accredited investor), 15,000 shares to one (1) shareholder (unaccredited investor), and 15,000 shares to one (1) shareholder (accredited investor).

10.	On April 2, 2003, a total of 40,000 shares of common stock were issued to three (3) accredited investor consultants of Com Guard at $.20 per share in consideration of various consulting services provided to Com Guard of a total valuation of $8,000 as follows: 15,000 shares to one (1) shareholder, 15,000 shares to one (1) shareholder and 5,000 shares to one (1) shareholder.

11.	On September 22, 2003, a total of 200,000 shares of common stock were issued to two (2) accredited investor consultants of Com Guard at $.20 per share in consideration of various consulting services provided to Com Guard of a total valuation of $40,000 as follows: 100,000 shares to one (1) shareholder, 100,000 shares to one (1) shareholder.

12.	On October 16, 2003, a total of 450,000 shares of common stock were issued to six (6) employees (prior consultants) and one (1) consultant of Com Guard at $.20 per share in consideration of various prior consulting services provided to Com Guard of a total valuation of $90,000 as follows: 100,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 100,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, and 50,000 shares to one (1) shareholder. Four (4) of the consultants were accredited investors and the other three (3) consultants were unaccredited investors.

13.	On October 22, 2003, a total of 200,000 shares of common stock were issued to three (3) accredited investor consultants of Com Guard at $.20 per share in consideration of various consulting services provided to Com Guard of a total valuation of $40,000 as follows: 100,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder and 50,000 shares to one (1) shareholder.

14.	On November 12, 2003, a total of 1,032,000 shares of common stock were issued to three (3) employees (prior consultants) and seven (7) consultants of Com Guard at $.20 per share in consideration of various prior consulting services provided to Com Guard of a total valuation of $206,400 as follows: 142,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 250,000 shares to one (1) shareholder, 100,000 shares to one (1) shareholder, 115,000 shares to one (1) shareholder, 100,000 shares to one (1) shareholder, 100,000 shares to one (1) shareholder and 75,000 shares to one (1) shareholder. Seven (7) of the consultants were accredited investors and the other three (3) consultants were unaccredited investors.

15.	On November 13, 2003, a total of 250,000 shares of common stock were issued to two (2) accredited investor consultants of Com Guard at $.20 per share in consideration of various consulting services provided to Com Guard of a total valuation of $50,000 as follows: 125,000 shares to one (1) shareholder, 125,000 shares to one (1) shareholder.

16.	On November 24, 2003, a total of 150,000 shares of common stock were issued to two (2) accredited investor employees (former consultants) of Com Guard at $.20 per share in consideration of various consulting services provided to Com Guard of a total valuation of $30,000 as follows: 100,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder.

17.	On January 21, 2004, a total of 500,000 shares of common stock were issued to two (2) accredited investor consultants of Com Guard at $.20 per share in consideration of various consulting services provided to Com Guard of a total valuation of $100,000 as follows: 200,000 shares to one (1) shareholder and 300,000 shares to one (1) shareholder.

18.	On January 23, 2004, a total of 450,000 shares of common stock were issued to six (6) consultants of Com Guard at $.20 per share in consideration of various prior consulting services provided to Com Guard of a total valuation of $72,900 as follows: 125,000 shares to one (1) shareholder, 30,000 shares to one (1) shareholder, 35,000 shares to one (1) shareholder, 75,000 shares to one (1) shareholder, 60,000 shares to one (1) shareholder, and 39,500 shares to one (1) shareholder. Four (4) of the consultants were accredited investors and the other two (2) consultants were unaccredited investors.

19.	On March 17, 2004, a total of 1,666,668 shares of common stock at $.15 per share were issued pursuant to a Regulation D, Rule 506 Offering for cash of $250,000 to a total of six (6) accredited shareholders. A total of 1,666,668 Warrants exercisable at $.20 per share were also issued as part of this offering. Payment for these shares was received in December 2003.

20.	On March 24, 2004, a total of 1,213,250 shares of common stock at $0.20 per share were issued in consideration of a reduction of payables.

21.	On April 26, 2004 a total of 11,665,000 shares of common stock at $.10 per share were issued pursuant to a Regulation D, Rule 506 offering.

22.	On May 11, 2004 a total of 190,000 shares of common stock at $0.17 per share were issued in consideration of a reduction of payables.

23.	During June 2004 a total of 941,083 shares of common stock were issued for the conversion of notes payable and accrued interest and 2,923,335 shares of common stock were issued for the reduction of payables.

(b) Exemptions from Registration: With respect to the shares issued as noted in Items 4(a)1 through 4(a)4, such issuances were made in reliance upon the private placement exemptions provided by Section 4(2) of the Securities Act of 1933 as amended (the "Act") and Nevada Revised Statutes Sections 78.211, 78.215, 78.3784, 78.3785 and 78.3791 (collectively the "Nevada Statutes") debt cancellations listed at Items 4(a)10, 4(a)11, 4(a)12 and 4(a)14, the placement fee listed at Item 4(a)9 and the consulting services listed at Item 4(a)15, 4(a)16 and 4(a)17, such issuances were made in reliance on the private placement exemptions provided by Section 4(2) of the Act and the Nevada Statutes.

With respect to the issuance of the 5,150,003 common shares and 2,325,001 Warrants listed at Items 4(a)12 and 4(a)13, such issuances were made in reliance on the private placement exemption provided by Section 4(2) of the Act, SEC Regulation D, Rule 506 of the Act and the Nevada Statutes.

(c) Basis for Reliance Upon Exemption from Registration: We have relied upon the private placement exemptions from registration provided by Section 4(2) of the Securities act of 1933 as amended (the "Act") and SEC Regulation D, Rule 506 of the Act. With respect to the Rule 506 exemption, this type of offering is available to reporting company issuers for sales without regard to the dollar amount of the offering. Only accredited investors were utilized in this offering and all of the shares issued satisfied the Rule 506 requirements.

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

(d) Description of Securities: The following description is a summary and is qualified in its entirety by the provisions of our Articles of Incorporation and By-Laws.

We are authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2004, there were 39,721,342 common shares issued and outstanding. All shares of common stock outstanding are validly issued, fully paid and non-assessable.

Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of common stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

Holders of common stock have no preemptive or other subscription rights, conversion rights, redemption or sinking fund provisions. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities and payment of the applicable liquidation preference of any outstanding shares of preferred stock.

(e) Dividends: The Company has never paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all available earnings for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future.

(f) Market Information: Our common stock was listed on December 24, 2002 on the NASD OTC Bulletin Board under the trading symbol "GCUD." There has been only limited trading activity in our securities at this time and there can be no assurance that a regular trading market for our common stock will ever be developed.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. The discussion of the Company’s business contained in this Report on Form 10-KSB may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed above at "Risks and Uncertainties." While this outlook represents management’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

Overview.

The Company has limited operating history and is no longer in the development stage. It's principal business is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company's initial product, Com-Guard, includes unique software and hardware that enables users to protect and limit access to data and to provide a security system against tampering and unauthorized use of computers.

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

The Company has commenced the initial marketing of its products. However, period-to-period financial comparisons may be of limited usefulness now and for the near future as Com Guard continues to market its products.

We have started efforts to market and sell our products through our website: www.com-guard.com and a number of other commercial websites. In addition, we are working on other avenues of distribution and sales for our products. At the end of fiscal 2004, we formed our PC Products subsidiary which started formal operating activities during the first quarter of fiscal year 2005. In addition to generating potential sales of computers and accessories, which may include Com-Guard security products, this division will be used to generate end-user awareness of our security products.

Funds recently raised through a Private Placement offering have been utilized for marketing and general working capital. We currently anticipate that we have sufficient cash flow for approximately the next twelve months. We will need to improve our working capital position. We will need to increase revenue or raise additional funds to fully develop our business. There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company.

We currently have adequate cash resources to continue through June 30, 2005.

Also See “Risks and Uncertainties” in Part I of this Annual Report on Form 10-KSB.

Results of Operations.

Sales

Sales for the year ended June 30, 2004 were $14,000 compared to $68,000 for the year ended June 30, 2003, a decrease of $54,000. The decrease is attributed to one-time sales of software products in fiscal 2003 totaling $61,000, which was partially offset by an $7,000 increase in Internet sales of our downloadable security products.

Cost of Goods Sold

Cost of goods sold, excluding the effect of the write down of inventory, for the year ended June 30, 2004 was $4,000 compared to $59,000 for the year ended June 30, 2003, a decrease of $55,000. The decrease is attributed to a change in the product mix between the periods and the costs associated with the one-time sales of software products in fiscal 2003.

During the year ended June 30, 2004, the Company determined that the fair market value of the inventory was less than the carrying amount and recorded a $223,000 writedown based on management’s planned marketing and distribution strategies and the expected pricing of the related products.

Research and Development Expenses.

For the year ended June 30, 2004, there were no research and development expenses compared to research and development expenses of $90,000 for the year ended June 30, 2003. During fiscal 2004, the Company stopped its research activities as the product was being sold and all currently identified improvements to the products had been implemented.

Selling, general and administrative.

For the year ended June 30, 2004, selling, general and administrative were $1,642,000 compared to $1,798,000 for the year ended June 30, 2003, a decrease of $156,000. This decrease was due to reductions in consulting expenses, legal expenses, and marketing expenses due to limited working capital during the year.

Liquidity and Capital Resources.

We have financed our operations primarily through cash generated from the sale of our stock and loans to us. We are no longer classified as a development stage company and have commenced the sales and marketing of our products.

During fiscal 2004, we have reduced our debt and paid for certain operating expenses in the amount of $1,541,000 through the issuance of common stock. See also Supplemental Disclosure of Non-cash Investing and Financing Activities to the Statements of Cash Flows for the years ended June 30, 2004 and 2003.

During the year ended June 30, 2004, the Company incurred a net loss of $2,013,000 and had negative cash flows from operating activities of $1,023,000.

Our security products contain software developed for the hardware circuit boards and we also have software applications that can be sold as separate products. Since hardware related products have a higher cost to manufacture than stand-alone software products, we are currently placing a strong emphasis on our standard software products to generate revenue. We are developing strategies in certain key target areas to market our hardware/software products.

                Our auditors have expressed their uncertainty as to our ability to continue as a going concern. They cite the cash flow deficiency from operations and the minimal capital resources available to meet existing and anticipated obligations. Management’s current plans are: (1) to further commercialize its own products, (2) to market new products, including products from other manufacturers, and (3) to continue to operate and improve e-commerce sites to sell its products. To successfully execute its current plans, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

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

We currently have adequate cash resources to continue through June 30, 2005.

CRITICAL ACCOUNTING POLICIES

The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments.

Inventory Valuation

The Company regularly monitors and assesses its risk of not incurring any material sales of its inventory in the future. This evaluation is based upon the Company’s sales force efforts and information the Company receives from potential customers. Based upon the results of the analysis, the Company records a writedown for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the inventory valuation.

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

Item 7. Financial Statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Com-Guard.com, Inc.

We have audited the accompanying balance sheet of Com-Guard.com, Inc. as of June 30, 2004 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Com-Guard.com, Inc. as of June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations of $2,013,000 and has negative cash flows from operating activities of $1,023,000. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
September 24, 2004

COM-GUARD.COM, INC.
BALANCE SHEET
AS OF JUNE 30, 2004

ASSETS
Current assets
Cash and cash equivalents	$394,000
Inventories, net	488,000
Total Current Assets	$882,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$163,000
Accrued expenses	590,000
Line of credit - bank	25,000
Convertible notes payable to a related party, net of unamortized discount of $10,000	10,000
Loan payable - officer	3,000
Total Current Liabilities	791,000
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 39,721,342 shares issued and outstanding	40,000
Additional paid in capital	9,413,000
Accumulated deficit	(9,362,000)
Total Stockholders’ Equity	91,000
Total Liabilities and Stockholders’ Equity	$882,000

See accompanying notes to financial statements

COM-GUARD.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
	2004	2003
Net Sales	$14,000	$68,000
Cost of goods sold	4,000	59,000
Provision for inventory write-down	223,000	75,000
Gross loss	(213,000)	(66,000)
Operating expenses
Selling, general and administrative	1,642,000	1,798,000
Research and development	-	90,000
Total Operating Expenses	1,642,000	1,888,000
Loss from operations	(1,855,000)	(1,954,000)
Other income (expense)
Interest expense	(94,000)	(13,000)
Expense of inducement of conversion of convertible debt	(64,000)	-
Interest income	-	6,000
Total other income (expense)	(158,000)	(7,000)
Loss before provision for income taxes	(2,013,000)	(1,961,000)
Less: provision for income taxes	-	-
Net loss	$(2,013,000)	$(1,961,000)

Net loss per share - basic and diluted	$(0.09)	$(0.14)

Weighted average number of shares outstanding - basic and diluted	22,924,528	14,165,949

See accompanying notes to financial statements

COM-GUARD.COM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2002	10,322,003	$10,000	35,000	$-	$2,350,000	$(5,388,000)	$(3,028,000)

Stock issued	35,000	-	(35,000)	-	-	-	-

Stock and warrants issued for cash, net	4,814,286	5,000	-	-	1,309,000	-	1,314,000

Stock issued for services	117,255	-	-	-	37,000	-	37,000

Stock issued for conversion of convertible notes payable and accrued interest	779,285	1,000	-	-	395,000	-	396,000

Stock issued for accounts payable and accrued expenses	1,822,177	2,000	-	-	2,530,000	-	2,532,000

Net loss, 2003	-	-	-	-	-	(1,961,000)	(1,961,000)

Balance, June 30, 2003	17,890,006	18,000	-	-	6,621,000	(7,349,000)	(710,000)

Stock and warrants issued for cash, net	13,321,668	13,000	-	-	1,161,000	-	1,174,000

Stock issued for services	3,957,000	4,000	-	-	785,000	-	789,000

Stock issued for conversion of convertible notes payable, conversion inducement and accrued interest	941,083	1,000	293,559	-	187,000	-	188,000

Warrants issued with convertible notes payable	-	-	-	-	99,000	-	99,000

Stock issued for accounts payable and accrued expenses	3,611,585	4,000	-	-	560,000	-	564,000

Net loss, 2004	-	-	-	-	-	(2,013,000)	(2,013,000)

Balance, June 30, 2004	39,721,342	$40,000	293,559	$-	$9,413,000	$(9,362,000)	$91,000

See accompanying notes to financial statements.

COM-GUARD.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(2,013,000)	$(1,961,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	12,000
Stock issued for services	789,000	38,000
Provision for inventory write-down	223,000	75,000
Expense of inducement of conversion of convertible debt	64,000	-
Amortization of discount on convertible notes payable	89,000	-
Impairment of deferred offering costs	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	2,000	(16,000)
Inventories	(470,000)	-
Other current assets	17,000	(9,000)
Accounts payable and accrued expenses	276,000	604,000
Net cash used in operating activities	(1,023,000)	(1,252,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net	1,174,000	1,314,000
Proceeds from convertible notes payable	123,000	91,000
Repayment of convertible notes payable	(25,000)	(93,000)
Net proceeds (repayments) from bank line of credit	4,000	(1,000)
Net cash provided by financing activities	1,276,000	1,311,000

Net increase in cash and cash equivalents	253,000	59,000

Cash and cash equivalents at beginning of year	141,000	82,000

Cash and cash equivalents at end of year	$394,000	$141,000

Supplemental disclosure of cash flow information:

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure non-cash investing and financing activities:

Stock issued for conversion of convertible notes payable and accrued interest	$124,000	$396,000
Stock issued for accounts payable and accrued expenses	$564,000	$2,532,000
See accompanying notes to financial statements.

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Com-Guard.com, Inc. was incorporated in the state of Nevada on October 7, 1998 as E-WORLD SECURITY, INC. On April 16, 1999 the Company changed its name to COM-GUARD.COM, INC. (the "Company"). The Company’s planned principal operations commenced during the year ended June 30, 2003. The Company sells products that afford security protection to computer hardware and software in microcomputers. The Company’s initial product, Com-Guard™, includes unique software and hardware that enables users to protect and limit access to data and to provide a security system against tampering and unauthorized use of computers. At the end of the fiscal year ended June 30, 2004, the Company formed its PC Products division which started formal operating activities during the first quarter of fiscal year 2005. In addition to generating potential sales of computers and accessories, which may include Com-Guard™ security products, this division will be used to generate end-user awareness of the Company’s security products.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During fiscal 2004, the Company suffered a net loss from operating activities of $2,013,000 and has negative cash flows from operating activities of $1,023,000. As of June 30, 2004, the Company had an accumulated deficit of $9,362,000. The Company has sustained its operations primarily through equity and debt financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management’s current plans are: (1) to further commercialize its own products, (2) to market new products, including products from other manufacturers, and (3) to continue to operate and improve e-commerce sites to sell its products. Management believes that the actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Use of Estimates

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

(B) Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Inventories

Inventories consist of primarily finished goods stated at the lower of cost (first-in, first-out) or market. During the year ended June 30, 2004 and 2003, the Company determined that the fair market value of the inventory was less than the carrying amount and recorded a $223,000 and $75,000, respectively, writedown based on management’s planned marketing and distribution strategies and the expected pricing of the related products. The fiscal 2004 writedown represented a significant 4th quarter adjustment.

(E) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation was computed using the straight-line method over the estimated economic useful lives of 3 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. As of June 30, 2004, all property and equipment has been fully depreciated.

(F) Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to these assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. There were no long-lived assets as of June 30, 2004.

(G) Stock Options and Warrants

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to non-employees under the fair value method of SFAS No. 123. Under APB Opinion No. 25, if the exercise price of the Company’s stock options equal or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company’s stock options was determined in accordance with the fair market value based method prescribed in SFAS No. 123.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. The estimated fair value of each stock option granted in fiscal 2004 using the Black-Scholes option pricing model was based on the following weighted average assumptions: no dividend yield; expected volatility of 183%; risk-free interest rate of 3%, and an expected life of 6 years.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s pro forma net loss and net loss per common share would have been as follows:

Net loss:	2004	2003
As reported	$(2,013,000)	$(1,961,000)
Pro forma	$(2,433,000)	$(1,961,000)
Net loss per common share - basic and fully diluted:
As reported	$(0.09)	$(0.14)
Pro forma	$(0.11)	$(0.14)

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

Revenues for product sales through distributors are typically recognized when (i) delivery has occurred; (ii) the sales price is fixed or determinable; (iii) a right of return does not exist or has expired; and (iv) collectibility is reasonably assured. Distributor sales not satisfying these criteria, are treated as consignment inventory and revenue is typically recognized when the product is sold to an end-user and the distributor has paid the Company for the product.

(I) Income Taxes

The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has made no current provision (benefit) for Federal income taxes because of losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets arising from net operating loss carryforwards due to the uncertainty of future realization. The use of any tax loss carryforward benefits may also be limited as a result of changes in Company ownership.

(J) Research and Development

Research and development, which includes purchased research and development and internal costs incurred on the technology are expensed as incurred. Under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company has elected to expense as research and development all such costs prior to establishing technological feasibility as required by SFAS No. 86.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, line of credit and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(L) Recent Accounting Pronouncements

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments" (“SAB 105”). This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

(M) Business Segments

The Company applies SFAS No. 131, "Disclosures About Segments at an Enterprise and Related Information." The Company operates in one segment and, therefore, segment information is not presented.

(N) Loss Per Share

Basic and diluted net loss per common share for the years ended June 30, 2004 and 2003 is computed based upon the weighted average number of common shares outstanding as defined by SFAS No. 128, "Earnings Per Share". Common stock equivalents, in the aggregate of 19,086,000 for fiscal 2004 have not been included in the computation of diluted loss per share since the effect would be anti-dilutive for all periods presented.

(O) Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains the majority of its cash balances in a financial institution located in Carlsbad, California. The balance in the institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2004, the Company's uninsured cash total was $301,000.

(P) Rounding

All amounts have been rounded to the nearest $1,000 except for share amounts.

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(A) Property and Equipment

Property and equipment as of June 30, 2004 consisted of the following:

Equipment	$42,000
Furniture and fixtures	3,000
Computers	2,000
47,000
Less: Accumulated depreciation	47,000
Property and equipment - net	$-

Depreciation expense for the year ended June 30, 2003 was $12,000. There was no such expense for the year ended June 30, 2004.

(B) Accrued Expenses

Accrued expenses as of June 30, 2004 consisted of the following:

Consulting fees	$248,000
Employee compensation and benefits	255,000
Other	87,000
Total accrued expenses	$590,000

NOTE 4 - LINE OF CREDIT - BANK

At June 30, 2004, the Company had a line of credit from a bank for short-term borrowing in the amount of $25,000, which bears interest at floating rates. As of June 30, 2004 the interest rate was 10.25%. This line is unsecured. Total interest expense associated with the line of credit amounted to $3,000 and $3,000 for the years ended June 30, 2004 and 2003, respectively.

NOTE 5 - DEFINED CONTRIBUTION PLAN

The Company has a 401(k) plan which covers all employees. Participants may contribute up to 75% of their compensation, not to exceed the maximum dollar amount allowable by the Internal Revenue Code. During fiscal 2004 and 2003, the Company recorded $6,000 and $8,000, respectively, as matching contributions.

NOTE 6 - RELATED PARTY TRANSACTIONS

(A) Legal Counsel

The Company’s legal counsel is a stockholder of the Company. For the years ended June 30, 2004 and 2003, services rendered amounted to $5,000 and $44,000, respectively, and are included in selling, general and administrative expenses.

(B) Convertible Notes Payable - Related Party

During fiscal 2003 and 2004, the Company issued convertible notes to certain individuals, at par, maturing at various dates throughout 2004, for an original principal amount of $214,000. The notes bore interest at 7.0% and 7.5%, and were convertible, at the option of the holder, into shares of the Company's common stock at prices from $0.15 to $0.35 per share. In June 2004, the conversion rate under these convertible notes was reduced to $0.10 and $0.13. As a result of this reduction, the Company recognized a non-cash expense of inducement of conversion of convertible debt in the amount of $64,000 pursuant to SFAS 84 (Statement of Financial Accounting Standards No. 84 - "Induced Conversions of Convertible Debt"). During fiscal 2004, the holders of the convertible notes converted outstanding debt and accrued interest of approximately $124,000 into 1,234,642 shares of the Company's common stock.

In conjunction with the sale of convertible notes payable during fiscal 2004, the Company issued warrants to purchase an aggregate of 666,667 shares of the Company’s common stock at a price of $0.15 per share (see Note 8(C)). The warrants were valued using the Black-Scholes pricing model and the aggregate fair value of $99,000 (limited to the face value of the notes) was recorded as discounts on notes payable and is being amortized as additional interest expense over the life of the notes. During fiscal 2004, aggregate interest expense associated with the amortization of the discount of notes payable was $89,000.

As of June 30, 2004, the Company had one outstanding $20,000 convertible note payable, bearing interest at 7.5%, with principal and interest due December 31, 2004. The note is convertible, at the option of the holder, into common shares of the Company at a conversion price of $0.15 per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(A) Leases

The Company leases corporate office space, transportation and office equipment under operating leases, expiring in August 2005.

Future minimum lease payments as of June 30, 2004 for the operating lease were as follows:

2005	$35,000
2006	3,000
Total	38,000

Office rent expense for the years ended June 30, 2004 and 2003 amounted to $26,000 and $24,000, respectively.

(B) Consulting Agreements

The Company, from time-to-time enters into consulting agreements with various individuals and companies to provide specialized services including public relations, shareholder relations, market research, business development, research and development, product planning, strategic planning, fundraising and general management consulting. As of June 30, 2004, the accrued liability under such agreements aggregated $248,000.

NOTE 8 - STOCKHOLDERS' EQUITY

(A) Private Placement

In December 2003, the Company issued 1,666,668 shares of its common stock and 1,666,668 warrants to accredited investors for $217,500, net of offering costs of $32,500. Each warrant is exercisable into shares of the Company’s common stock at $0.30 per share and has a term of three years. As of June 30, 2004, no warrants have been exercised. In a series of transactions between May and June 2004, the Company issued 11,100,000 shares of its common stock and 11,100,000 warrants for $957,000, net of cash offering costs of $153,000 and 555,000 shares of the Company’s common stock. Each warrant is exercisable into shares of the Company’s common stock at $0.15 per share and has a term of three years. As of June 30, 2004, no warrants have been exercised.

During the year ended June 30, 2003 the Company sold 4,314,286 shares and 2,325,000 warrants for net proceeds of $1,314,000, net of offering costs of 500,000 shares of the Company’s common stock. Each warrant is exercisable into shares of the Company’s common stock at $0.70 per share and has a term of five years. As of June 30, 2004, no warrants have been exercised.

(B) Stock Options

A summary of the options issued to certain employees, consultants and directors as of June 30, 2004 is presented below:

	Number of Options Granted	Weighted Average Exercise Price
Stock Options
Balance, June 30, 2002	1,050,000	$0.30
Cancelled	(1,050,000)	0.30
Balance, June 30, 2003	-	-
Granted	4,026,000	0.20
Forfeited	(165,000)	0.20
Balance, June 30, 2004	3,861,000	$0.20
Shares vested and exercisable as of June 30, 2004	2,068,000	$0.20
Weighted average remaining contractual life	9.13 years
Weighted average fair value of options granted during 2004	$ 0.19

(C) Warrants

In conjunction with the December 2003 financing, the Company issued warrants to purchase 1,666,668 shares of the Company’s common stock. Each warrant is exercisable into shares of the Company’s common stock at $0.30 per share and has a term of three years. As of June 30, 2004, no warrants have been exercised.

In conjunction with the sale of convertible notes payable during fiscal 2004 (see Note 6(B)) the Company issued warrants to purchase an aggregate of purchase 666,667 shares of the Company’s common stock at $0.15 per share. The warrants were immediately exercisable and expire in June 2007. During fiscal 2004, aggregate interest expense was approximately $89,000. As of June 30, 2004, none of these warrants have been exercised.

In conjunction with the May and June 2004 financing, the Company issued warrants to purchase 11,100,000 shares of the Company’s common stock. Each warrant is exercisable into shares of the Company’s common stock at $0.15 per share and has a term of three years. As of June 30, 2004, no warrants have been exercised.

During fiscal 2003, in conjunction with financings, the Company issued warrants to purchase 2,325,000 shares of the Company’s common stock. Each warrant is exercisable into shares of the Company’s common stock at $0.70 per share and has a term of three years. As of June 30, 2004, no warrants have been exercised.

COM-GUARD.COM, INC. NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2004

NOTE 9 - INCOME TAXES

The Company's tax expense differs from the "expected" tax expense for the years ended June 30, 2004 and 2003, as follows:

	2004	2003
State income tax provision	$0	$0
U.S. Federal income tax provision (benefit)	(632,000)	(658,000)
Effect of research and development costs and amortization of organization cost	-	(14,000)
Tax benefit	(632,000)	(672,000)
Valuation allowance	632,000	672,000
	$0	$0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of June 30, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Research and development costs	$288,000	$288,000
Net operating loss carryforward and start-up costs	2,499,000	1,867,000
Total gross deferred tax assets	2,787,000	2,155,000
Less valuation allowance	(2,787,000)	(2,155,000)
Net deferred tax assets	$-	$-

As of June 30, 2004, the Company had start-up costs and net operating loss carryforwards of approximately $8,177,000, for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2022.

The valuation allowance as of June 30, 2004 and 2003 was $2,787,000 and $2,155,000, respectively. The net change in the valuation allowance during the year ended June 30, 2004 was an increase of $632,000.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Directors, Executive Officers, Promoters and Control Persons The following information reflects the background and experience of the directors and officers of the Company. The term of office for each director is one year.

Name	Age	Position	Served Since

Edward W. Savarese, Ph.D.	57	Chairman, Chief Executive Officer and Acting Chief Financial Officer	Inception
Edward H. Currie, Ph.D.	62	Director	June 25, 1999
Irwin Roth	72	Director	January 2, 2003
Joseph Sigismonti	63	Director and President	September 1, 2002
Gerry B. Berg	57	Director	September 1, 2002

Dr. Edward W. Savarese is the founder of Com Guard and has been a director and Chairman of the Board of Directors since its inception. He held the position of Chief Executive Officer of Imaging Technologies Corporation (formerly Personal Computer Products, Inc.) from 1982 to 1998. From 1981 to 1982, he was director of sales for SofTech Microsystems. His responsibilities included establishing and supervising an international sales organization for marketing a microcomputer operating system. From 1978 to 1981, Dr. Savarese was employed by Hewlett Packard Company, first as a sales representative for computer products, and later as district sales manager supervising a sales force in the marketing of mini- and microcomputers. Dr. Savarese holds a Doctorate degree from Columbia University, Teacher's College, with specialization in educational technology and software and systems design. He also holds a Master of Science in administration and management from Pace University.

Dr. Edward H. Currie has been a director of Com Guard since June 25, 1999. He has more than twenty years of senior management experience in domestic and international microcomputer-related software publishing and hardware manufacturing. Since 1988, Dr. Currie has been president and chief executive officer of ImageSoft, Inc., an international software publisher. From 1981 to 1988, he was chairman, president, and chief executive officer of Lifeboat, a software publishing company. From 1978 to 1981, Dr. Currie served as vice president of product management for the Microsystems Division of Pertec Computer Corp., a supplier of magnetic tape storage devices and microcomputer peripherals. From 1975 to 1978, he was Executive Vice President and General Manager for MITS, the creator of the first microcomputer personal computer, which was subsequently acquired by Pertec. Dr. Currie is a co-founder of PC Magazine, the largest circulation magazine on the personal computer. He also is the founder of C++ Journal and publisher of The PostScript Journal. He has published many articles, including technical articles in U.S. and international trade magazines. He holds BSEE, MS Physics, and Ph.D. Physics from the University of Miami.

Irwin Roth was appointed a director of Com Guard on January 2, 2003. He is also currently the CEO and Chairman of V Entertainment, Ltd., On-line Entertainment Network, Inc. and GlobalNet Systems, Ltd. Mr. Roth has been a practicing attorney for over 40 years in New York City, where he specializes in securities and entertainment law. In past years, he has served as a director and officer of numerous companies and is presently Chairman and CEO of Color Q, Inc. Mr. Roth received a B.A. degree in Political Science in 1952 and a Juris Doctor degree in 1955 from the University of Michigan.

Joseph Sigismonti serves as a director and President and Chief Operating Officer for Com Guard. He has been actively involved in the development, marketing, and sales of computer systems and related products for over 30 years. As an electronics engineer, sales representative, line manager, and corporate executive, he has a proven track record in such well-known companies as McDonnell Douglas, Hewlett Packard, Scientific Atlanta, and Perkin Elmer. Mr. Sigismonti has developed and directed large, high-technology marketing and sales forces worldwide. He has held positions as Vice President of sales and marketing; Vice President of worldwide sales; and Executive Vice President of operations in companies serving various high-technology markets. Additionally, he was a principal and founder of companies providing services in sales/marketing management training/consulting and import/export of electronic products. Mr. Sigismonti received his Bachelor of Science degree in electrical engineering from Pennsylvania State University.

Gerry B. Berg served as Vice President and Chief Financial Officer for Com Guard from September 1, 2002 to June 30, 2004. Mr. Berg is an experienced financial manager. He has many years' experience serving as a financial consultant to private and public companies and in executive capacities, including chief financial officer, for publicly traded companies, including Imaging Technologies Corporation and Greenland Corporation. Mr. Berg is a non-practicing Certified Public Accountant and served six years with Deloitte & Touche. He holds a Bachelor's degree in accounting from Walsh College.

Item 10. Executive Compensation.

The compensation disclosed herein represents all compensation awarded to, earned by or paid to Com Guard's named executive officers as of June 30, 2004 and 2003. As of June 30, 2004 no officer of the Company has an employment agreement with the Company.

		Annual Compensation Awards				Long-Term Compensation Payouts
Name and Principal Position (a)	Year(1) (b)	Salary (c)	Bonus (d)	Other Annual Compen- sation ($) (e)	Restricted Stock Award(s) ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)	All Other (2) Compen- sation ($) (i)

Edward W. Savarese Chief Executive Officer	2002 2003 2004	180,000 180,000 180,000	- - -	- - -	- - -	- - 720,000	- - -	- - -
Joseph Sigismonti President and Chief Operating Officer	2002 2003 2004	- - 168,000	- - -	- - -	- - -	- - -	- - -	- 75,000 75,000
Gerry B. Berg Vice-President	2002 2003 2004	- - 156,000	- - -	- - -	- - -	- - -	- - -	56,000 49,000 -
(1)   Fiscal Year Ended June 30th.
(2)   Accrued consulting fees prior to the individual becoming an employee of the Company

The following table provides the specified information concerning grants of options to purchase Common Stock during the fiscal year ended June 30 2004 to the executive officers named in the Summary Compensation Table.

	Individual Grants in 2004				Potential Realizable Value at Assumed Annual Rates of Appreciation for Option Term (3)
Name	Options Granted (Number of Shares) (1)	% of Total Options Granted to Employees in 2004	Exercise or Base Price ($/Share)(2)	Expiration Date	5%	10%
Edward W. Savarese	720,000	17.9%	$0.20	August 15, 2013	$235,000	$374,000
Joseph Sigismonti	648,000	16.1%	$0.20	August 15, 2013	$211,000	$336,000
Gerry B. Berg	648,000	16.1%	$0.20	August 15, 2013	$211,000	$336,000
(1)	On August 15, 2003, options were granted to Dr. Savarese and Messrs. Sigismonti and Berg. One-third of the shares subject to the options vested on August 15, 2003 and the remaining options vest in eighteen equal monthly installments beginning one month after date of grant.

(2)	Options granted at market value on the date of grant.

(3)	Potential realizable value represents hypothetical gains that could be achieved for the options if exercised at the end of the option terms assuming that the Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent an estimate or projection of the future price of the Common Stock. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock.

Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End	Value of Unexercised In-the-Money Options/SARs at FY-End
None

Item 11. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth information as of the date of this prospectus, regarding the beneficial ownership of Com Guard's common stock by (i) each person who is known to Com Guard to own beneficially more than five percent (5%) of the outstanding shares of the common stock of Com Guard, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

	Name of Beneficial Owner	No. Shares	% of Class (A)
1.	Edward W. Savarese (1) 2075 Corte del Norte Carlsbad, CA 92009	4,228,250	7.2%
2.	Edward H. Currie (2) 657 158th Street Whitestone, NY 11357	315,000	0.5%
3.	Irwin Roth (3) 2075 Corte del Norte Carlsbad, CA 92009	290,000	0.5%
4.	Joseph Sigismonti (4) 21132 Calle Ocaso Lake Forest, CA 92630	1,536,763	2.6%
5.	Gerry B. Berg (5) 2075 Corte del Norte Carlsbad, CA 92009	1,292,429	2.2%
6.	Woo Young Kim together with his control Software Technology, Inc. Dongwood Bld 784-13 Seoul, Korea 35-080	1,117,768	1.9%
7.	Theodore Stern as the beneficial owner of Bomoseen Associates, L.P. One PPG Plaza, Suite 2970 Pittsburgh, PA 15222	7,875,006	13.5%
8.	All Officers and Directors as a Group	7,662,442	13.0%

(A) Percentage of ownership is based on 58,843,569 shares of Common Stock outstanding on June 30, 2004. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable of convertible or will become exercisable or convertible within 60 days after June 30, 2004 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

(1)	Includes 480,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after June 30, 2004.
(2)	Includes 240,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after June 30, 2004.
(3)	Includes 240,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after June 30, 2004.

(4)	Includes 432,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after June 30, 2004.

(5)	Includes 432,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after June 30, 2004.

Item 12. Certain Relationships and Related Transactions.

(A) Legal Counsel

The Company’s legal counsel, Carmine Bua, is a stockholder of the Company. For the years ended June 30, 2004 and 2003, services rendered amounted to $5,000 and $44,000, respectively, and are included in operating expenses within selling, general and administrative expenses.

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

(10i) License Agreement between the Company and F4i ICA Limited dated August 5, 2003

SIGNATURES
In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-KSB and authorized this statement to be signed on its behalf by the undersigned, in the city of Carlsbad, State of California, on October 13, 2004.

October 13, 2004	COM-GUARD.COM, INC.
	BY:	/s/ Edward Savarese
EDWARD W. SAVARESE Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Edward Savarese EDWARD W. SAVARESE	Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	October 13, 2004
/s/ Joseph Sigismonti JOSEPH SIGISMONTI	President and Chief Operating Officer	October 13, 2004
/s/ Gerry Berg GERRY B. BERG	Director	October 13, 2004
/s/ Edward Currie EDWARD H. CURRIE	Director	October 13, 2004
/s/ Irwin Roth IRWIN ROTH	Director	October 13, 2004