Form 10QSB
period 2004-09-30
COM GUARD COM INC
filed 2004-11-22
CIK 1103759

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

Yes [  X ]       No [    ]

The number of shares outstanding of the registrant's common stock as of November 19, 2004 was 40,609,901.

COM-GUARD.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2004	June 30, 2004
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$250,000	$394,000
Accounts receivable	619,000	-
Inventories	7,000	488,000
Prepaid expenses and other current assets	31,000	-
Total assets	$907,000	$882,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$202,000	163,000
Accrued expenses	664,000	590,000
Line of credit — bank	25,000	25,000
Convertible notes payable to a related party, net of unamortized discount of $3,000 and $10,000, respectively	7,000	10,000
Loan payable - officer	3,000	3,000
Total current liabilities	901,000	791,000
Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value, 100,000,000 shares authorized, 40,609,901 and 39,721,342 shares issued and outstanding, respectively	41,000	40,000
Additional paid-in-capital	9,472,000	9,413,000
Accumulated deficit	(9,507,000)	(9,362,000)
Total stockholders’ equity	6,000	91,000
Total liabilities and stockholders’ equity	$907,000	$882,000

See accompanying notes to condensed consolidated financial statements.COM-GUARD.COM, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three months ended September 30, 2004 and 2003
(unaudited)

	2004	2003
Net sales	$1,702,000	$3,000
Cost of goods sold	1,579,000	-
Gross profit	123,000	3,000
Operating expenses
Selling, general and administrative	261,000	400,000
Total operating expenses	261,000	400,000
Loss from operations	(138,000)	(397,000)
Other income (expense)
Interest expense	(7,000)	(1,000)
Interest income	-	-
Total other expense	(7,000)	(1,000)
Loss before provision for income taxes	(145,000)	(398,000)
Less: provision for income taxes	-	-
Net loss	$(145,000)	$(398,000)

Net loss per share - basic and diluted	$-	$(0.02)
Weighted average number of shares outstanding - basic and diluted	40,516,982	18,029,791

See accompanying notes to condensed consolidated financial statements.

COM-GUARD.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For theThree months ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(145,000)	$(398,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	59,000	40,000
Amortization of discount on convertible notes payable	7,000	-
Changes in operating assets and liabilities:
Accounts receivable	(619,000)	2,000
Inventories	481,000	-
Prepaid expenses and other current assets	(31,000)
Accounts payable and accrued expenses	113,000	205,000
Net cash used in operating activities	(135,000)	(151,000)

Cash Flows From Financing Activities:
Proceeds from the sale of warrants	1,000
Proceeds from convertible notes payable		10,000
Repayment of convertible notes payable	(10,000)	-
Net proceeds (repayments) from bank line of credit	-	4,000
Net cash (used in) provided by financing activities	(9,000)	14,000

Net decrease in cash and cash equivalents	(144,000)	(137,000)

Cash and cash equivalents at beginning of period	394,000	141,000

Cash and cash equivalents at end of period	$250,000	$4,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

COM-GUARD.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004
(unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Com-Guard.com, Inc. and subsidiary (collectively, the "Company" or “Com-Guard”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2004 as filed with the SEC on October 13, 2004. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Com-Guard was incorporated in the state of Nevada on October 7, 1998 as E-WORLD SECURITY, INC and on April 16, 1999, the Company changed its name to COM-GUARD.COM, INC. The Company’s planned principal operations commenced during the year ended June 30, 2003. The Company sells products that afford security protection to computer hardware and software in microcomputers. The Company’s initial product, Com-Guard™, includes unique software and hardware that enables users to protect and limit access to data and to provide a security system against tampering and unauthorized use of computers. At the end of the fiscal year ended June 30, 2004, the Company formed its PC Products subsidiary which started formal operating activities during the first quarter of fiscal year 2005. In addition to generating potential sales of computers and accessories, which may include Com-Guard™ security products, this subsidiary will be used to generate end-user awareness of the Company’s security products.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the three months ended September 30, 2004, the Company suffered a net loss of $145,000 and had negative cash flows from operating activities of $135,000. As of September 30, 2004, the Company had an accumulated deficit of $9,507,000. The Company has sustained its operations primarily through equity and debt financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management’s current plans are: (1) to further commercialize its own products, (2) to market new products, including products from other manufacturers, and (3) to continue to operate and improve its e-commerce sites to sell its products. Management believes that the actions presently being taken to revise the Company's operating and financial requirements may provide the opportunity for the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Com-Guard.com, Inc. and its wholly owned subsidiary, PC Products, Inc. All significant inter company accounts and transactions have been eliminated.

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

(C) Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

(D) Stock Options and Warrants

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

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company’s stock options was determined in accordance with the fair market value based method prescribed in SFAS No. 123.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. The estimated fair value of each stock option granted in fiscal 2004 using the Black-Scholes option pricing model was based on the following weighted average assumptions: no dividend yield; expected volatility of 183%; risk-free interest rate of 3%, and an expected life of 6 years. The Company granted no additional options or warrants during the quarter ended September 30, 2004.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s pro forma net loss and net loss per common share reflects the expense related to options issued to employees which is recognized over the vesting period. For the three months ended September 30, 2004 and 2003, the pro forma net loss and net loss per common share would have been as follows:

Net loss:	2004	2003
As reported	$(145,000)	$(398,000)
Pro forma	$(198,000)	$(677,000)
Net loss per common share - basic and fully diluted:
As reported	$-	$(0.02)
Pro forma	$-	$(0.04)

(E) Loss Per Share

Basic and diluted net loss per share for all periods presented is computed based upon the weighted average number of common shares outstanding as defined by SFAS No. 128, "Earnings Per Share". Common stock equivalents, have not been included in the computation of diluted loss per share since the effect would be anti-dilutive for all periods presented.

(F) Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains the majority of its cash balances in a financial institution located in Carlsbad, California. The balance in this institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2004, the Company's uninsured cash total was $150,000.

(G) Fair Value of Financial Instruments

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, line of credit and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(H) Rounding

All amounts have been rounded to the nearest $1,000 except for share amounts.

NOTE 3 - LINE OF CREDIT - BANK

At September 30, 2004, the Company had a line of credit from a bank for short-term borrowing in the amount of $25,000, which bears interest at floating rates. This line is unsecured. Total interest expense associated with the line of credit amounted to $1,000 and $1,000 for the three months ended September 30, 2004 and 2003, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Convertible Notes Payable - Related Party

During fiscal years 2003 and 2004, the Company issued convertible notes to certain individuals, at par, maturing at various dates throughout 2004, for an original principal amount of $214,000. The notes bore interest at 7.0% and 7.5%, and were convertible, at the option of the holder, into shares of the Company's common stock at prices from $0.15 to $0.35 per share. During fiscal 2004, the holders of the convertible notes converted outstanding debt and accrued interest of approximately $124,000 into 1,234,642 shares of the Company's common stock.

In conjunction with the sale of convertible notes payable during fiscal 2004, the Company issued warrants to purchase an aggregate of 666,667 shares of the Company’s common stock at a price of $0.15 per share. The warrants were valued using the Black-Scholes pricing model and the aggregate fair value of $99,000 (limited to the face value of the notes) was recorded as discounts on notes payable and is being amortized as additional interest expense over the life of the notes. During the three months ended September 30, 2004, aggregate interest expense associated with the amortization of the discount of notes payable was $7,000 and the unamortized bond discount was $3,000.
In August 2004, the Company repaid $10,000 of the convertible notes payable to a stockholder. As of September 30, 2004, the Company had one outstanding $10,000 convertible note payable, bearing interest at 7.5%, with principal and interest due December 31, 2004. The note is convertible, at the option of the holder, into common shares of the Company at a conversion price of $0.15 per share.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2004, the Company issued 595,000 shares of common stock at prices ranging from $0.09 and $0.10 per share for consulting services totaling $59,000. The number of shares issued was based on the fair market value of the services provided.

In July 2004, the Company issued 293,559 shares of its common stock which represented the common stock to be issued as of June 30, 2004 as part of the June 2004 conversion of convertible notes payable and accrued interest (see Note 4 above).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLANS OF OPERATION.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. The discussion of the Company’s business contained in this Quarterly Report on Form 10-QSB may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

The Company has limited operating history and is no longer in the development stage. Its’ principal business is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. The Company's initial product, Com-Guard™, includes unique software and hardware that enables users to protect and limit access to data and to provide a security system against tampering and unauthorized use of computers.

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

The Company has commenced the initial marketing of its products. However, period-to-period financial comparisons may be of limited usefulness now and for the near future as the Company continues to market its products.

We have started efforts to market and sell our products through our website: www.com-guard.com and a number of other commercial websites. In addition, we are working on other avenues of distribution and sales for our products. At the end of fiscal 2004, we formed our PC Products subsidiary that started formal operating activities during the first quarter of fiscal year 2005. In addition to generating potential sales of computers and accessories, which may include the Company’s security products, this subsidiary will be used to generate end-user awareness of our security products. As more fully described below, our PC Products subsidiary accounted for a preponderance of our sales and gross profit during the quarter ended September 30, 2004. We anticipate that this trend will continue for at least the next several quarters.

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

Results of Operations

 Sales

         Sales for the three months ended September 30, 2004 were $1,702,000 compared to $3,000 for the three months ended September 30, 2003, an increase of $1,699,000. Sales during the three-month period ended September 30, 2003 were entirely due to Internet sales of our downloadable security products. During the three months ended September 30, 2004, such sales only amounted to approximately $1,000.

The remaining sales, during the quarter ended September 30, 2004, were derived from sales of $30,000 of Com Guard’s hardware products, and $1,671,000 of sales of other manufacturers hardware and software products through the Company’s PC Products subsidiary.

 Cost of Goods Sold

      Cost of goods sold for the three months ended September 30, 2004 was $1,579,000. For the three months ended September 30, 2003, there were no such costs. The increase is attributed to the cost of goods sold for the Com Guard’s hardware products of $11,000, and $1,568,000 of cost of goods sold for other manufacturers hardware and software products though the Company’s PC Products subsidiary.

 Selling, general and administrative

    For three months ended September 30, 2004, selling, general and administrative were $261,000 compared to $400,000 for the three months ended September 30, 2003, a decrease of $139,000. This decrease was due to reductions in wages attributed to headcount reductions during the periods, and reductions in consulting expenses, legal expenses, and marketing expenses due to limited working capital during the period.

 Liquidity and Capital Resources

         We have financed our operations primarily through cash generated from the sale of our stock and loans to us. We are no longer classified as a development stage company and have commenced the sales and marketing of our products.

      During the three months ended September 30, 2004, the Company incurred a net loss of $145,000 and had negative cash flows from operating activities of $135,000.

      Our security products contain software developed for the hardware circuit boards and we also have software applications that can be sold as separate products. Since hardware related products (1) have a higher cost to manufacture than stand-alone software products, and (2) recent trends showing that end-users are less likely to purchase and install hardware-based products, we are currently placing a strong emphasis on our standard software products to generate revenue. We are developing strategies in certain key target areas to market our hardware/software products.

      For the year ended June 30, 2004, our auditors expressed their uncertainty as to our ability to continue as a going concern. They cite the cash flow deficiency from operations and the minimal capital resources available to meet existing and anticipated obligations. Management’s current plans are: (1) to further commercialize its own products; (2) to market new products, including products from other manufacturers; (3) to continue to operate and improve e-commerce sites to sell its products; and (4) to continue to generate profitable sales and end-user awareness of our security products through our PC Products subsidiary. To successfully execute its current plans, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

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

 Inventory Valuation

The Company regularly monitors and assesses its risk of not incurring any material sales of its inventory in the future. This evaluation is based upon the Company’s sales force efforts and information the Company receives from potential customers. Based upon the results of the analysis, the Company recorded a write down for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the inventory valuation.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Edward W. Savarese, our Chief Executive Officer and acting Chief Financial Officer, has preformed an evaluation of the Company’s disclosure and procedures, as that term is defined in Rule 13a-14(c) of the Securities Exchange Art of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

Changes in internal controls. No significant changes in the Company’s internal controls or in other factors that could significantly affect these controls were made as a result of the evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2004, a total of 595,000 shares of common stock were issued in consideration of various consulting services provided to Com-Guard with an aggregate value of $59,000.

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

Dated: November 19, 2004

COM-GUARD.com, INC.

By:	/s/ Edward Savarese Edward W. Savarese Chief Executive Officer and Acting Chief Financial Officer

