Form 10QSB
period 2004-12-31
COM GUARD COM INC
filed 2005-02-14
CIK 1103759

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2004

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

Yes X   No __

The number of shares outstanding of the registrant's common stock as of February 11, 2005 was 43,159,901.

PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of December 31, 2004 (unaudited) and June 30, 2004                                                                             2

    Condensed Consolidated Statements of Operations for the three months ended December 31, 2004 and 2003 (unaudited)                                                     3

    Condensed Consolidated Statements of Operations for the six months ended December 31, 2004 and 2003 (unaudited)                                                            4

    Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003 (unaudited)                                            5

    Notes to Condensed Consolidated Financial Statements as of December 31, 2004 (unaudited)                                                                                    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLANS OF OPERATION 9

ITEM 3. CONTROLS AND PROCEDURES 12

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                  14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                     14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                             14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             14

ITEM 5. OTHER INFORMATION                                                     14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                             14

SIGNATURES                                                                      15

COM-GUARD.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2004	June 30, 2004
ASSETS	(unaudited )
Current assets
Cash and cash equivalents	$131,000	$394,000
Accounts receivable	806,000	-
Inventories	7,000	488,000
Prepaid expenses and other current assets	47,000	-
Total current assets	$991,000	$882,000
LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities
Accounts payable	$363,000	$163,000
Accrued expenses	772,000	590,000
Line of credit — bank	25,000	25,000
Convertible notes payable to a related party, net of unamortized discount of $0 and $10,000, respectively as of June 30, 2004	-	10,000
Loan payable - officer	3,000	3,000
Total current liabilities	1,163,000	791,000
Commitments and contingencies
Stockholders’ (deficiency) equity
Common stock, $.001 par value, 100,000,000 shares authorized, 42,109,901 and 39,721,342 shares issued and outstanding, respectively	42,000	40,000
Common stock to be issued, 400,000 and 293,559 shares, respectively	-	-
Additional paid-in-capital	9,692,000	9,413,000
Deferred consulting expense	(200,000)	-
Accumulated deficit	(9,706,000)	(9,362,000)
Total stockholders’ (deficiency) equity	(172,000)	91,000
Total liabilities and stockholders’ (deficiency) equity	$991,000	$882,000

See accompanying notes to condensed consolidated financial statements.COM-GUARD.COM, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2004 and 2003
(unaudited)

	2004	2003
Net sales	$2,356,000	$6,000
Cost of goods sold	2,251,000	2,000
Gross profit	105,000	4,000
Selling, general and administrative expenses	313,000	334,000
Loss from operations	(208,000)	(330,000)
Other income (expense)
Interest expense	(3,000)	(2,000)
Gain on conversion of debt	12,000	-
Total other income (expense)	9,000	(2,000)
Loss before provision for income taxes	(199,000)	(332,000)
Less: provision for income taxes	-	-
Net loss	$(199,000)	$(332,000)
Net loss per share - basic and diluted	$-	$(0.02)
Weighted average number of shares outstanding - basic and diluted	40,981,640	19,383,898

See accompanying notes to condensed consolidated financial statements.

COM-GUARD.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended December 31, 2004 and 2003
(unaudited)

	2004	2003
Net sales	$4,058,000	$9,000
Cost of goods sold	3,830,000	2,000
Gross profit	228,000	7,000
Selling, general and administrative expenses	573,000	734,000
Loss from operations	(345,000)	(727,000)
Other income (expense)
Interest expense	(11,000)	(3,000)
Gain on conversion of debt	12,000	-
Total other income (expense)	1,000	(3,000)
Loss before provision for income taxes	(344,000)	(730,000)
Less: provision for income taxes	-	-
Net loss	$(344,000)	$(730,000)
Net loss per share - basic and diluted	$(0.01)	$(0.04)
Weighted average number of shares outstanding - basic and diluted	40,749,311	18,710,179

See accompanying notes to condensed consolidated financial statements.

COM-GUARD.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
For the Six months ended December 31,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(344,000)	$(730,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and options issued for services	68,000	74,000
Amortization of discount on convertible notes payable	10,000	2,000
Gain on conversion of accounts payabledebt	(12,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(806,000)	2,000
Inventories	481,000	-
Prepaid expenses and other current assets	(47,000)	-
Accounts payable and accrued expenses	406,000	409,000
Net cash used in operating activities	(244,000)	(243,000)

Cash Flows From Financing Activities:
Proceeds from the sale of warrants	1,000	-
Proceeds from convertible notes payable	-	110,000
Repayment of convertible notes payable	(20,000)	-
Proceeds from the sale of common stock	-	217,000
Net proceeds (repayments) from bank line of credit	-	4,000
Net cash (used in) provided by financing activities	(19,000)	331,000

Net (decrease) increase in cash and cash equivalents	(263,000)	88,000

Cash and cash equivalents at beginning of period	394,000	141,000

Cash and cash equivalents at end of period	$131,000	$229,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for accounts payable and accrued expenses	$12,000	$326,000
Common stock issued for deferred consulting services, of which $62,000 has been amortized	$141,000	$-
Options issued for deferred consulting services, of which $6,000 has been amortized	$127,000	$-

See accompanying notes to condensed consolidated financial statements.

COM-GUARD.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004
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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the six months ended December 31, 2004, the Company suffered a net loss of $344,000 and had negative cash flows from operating activities of $244,000. As of December 31, 2004, the Company had an accumulated deficit of $9,706,000. The Company has sustained its operations primarily through equity and debt financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Com-Guard.com, Inc. and its wholly owned subsidiary, PC Products, Inc. All significant intercompany accounts and transactions have been eliminated.

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

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company’s stock options was determined in accordance with the fair market value based method prescribed in SFAS No. 123.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. The estimated fair value of each stock option granted in fiscal 2004 using the Black-Scholes option pricing model was based on the following weighted average assumptions: no dividend yield; expected volatility of 183%; risk-free interest rate of 3%, and an expected life of 6 years. The Company granted no additional options or warrants to employees during the six months ended December 31, 2004.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s pro forma net loss and net loss per common share reflects the expense related to options issued to employees which is recognized over the vesting period. For the six months ended December 31, 2004 and 2003, the pro forma net loss and net loss per common share would have been as follows:

Net loss:	2004	2003
As reported	$(344,000)	$(730,000)
Pro forma	$(446,000)	$(1,068,000)
Net loss per common share - basic and fully diluted:
As reported	$(0.01)	$(0.04)
Pro forma	$(0.01)	$(0.06)

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

(F) Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains the majority of its cash balances in a financial institution located in Carlsbad, California. The balance in this institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, the Company's uninsured cash total was $31,000.

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

(I) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

NOTE 3 - LINE OF CREDIT - BANK

At December 31, 2004, the Company had a line of credit from a bank for short-term borrowing in the amount of $25,000, which bears interest at floating rates. This line is unsecured. Total interest expense associated with the line of credit amounted to $1,000 and $1,000 for the six months ended December 31, 2004 and 2003, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Convertible Notes Payable - Related Party

During fiscal years 2003 and 2004, the Company issued convertible notes to certain individuals, at par, maturing at various dates throughout 2004, for an original principal amount of $214,000. The notes bore interest at 7.0% and 7.5%, and were convertible, at the option of the holder, into shares of the Company's common stock at prices from $0.15 to $0.35 per share. During fiscal 2004, the holders of the convertible notes converted outstanding debt and accrued interest of approximately $124,000 into 1,234,642 shares of the Company's common stock of which 293,559 shares were to be issued as of June 30, 2004.

In August and November 2004, the Company repaid the final $20,000 of the convertible notes payable to a stockholder.

In conjunction with the sale of convertible notes payable during fiscal 2004, the Company issued warrants to purchase an aggregate of 666,667 shares of the Company’s common stock at a price of $0.15 per share. The warrants were valued using the Black-Scholes pricing model and the aggregate fair value of $99,000 (limited to the face value of the notes) was recorded as discounts on notes payable and is beingwas amortized as additional interest expense over the life of the notes. During the three and six month periods ended December 31, 2004, aggregate interest expense associated with the amortization of the discount of notes payable was $3,000 and $10,000, respectively. As of December 31, 2004 there is no remaining unamortized discount on notes payable.

In August and November 2004, the Company repaid the final $20,000 of the convertible notes payable to a stockholder.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2004, the Company issued 2,095,000 shares of common stock at prices ranging from $0.05 and $0.10 per share for consulting services totaling $134,000 and had agreed to issue an additional 150,000 shares at $0.05 per share totaling $7,500. The number of shares issued was based on the fair market value of the services provided .. Of this, 1,650,000 shares were issued, 150,000 shares were to be issued, in December 2004 as compensation for consulting services to be provided during succeeding twelve months with an aggregate value of $141,000. As of December 31, 2004, the unamortized balance, presented as deferred consulting expense in the condensed consolidated balance sheets, was $79,000.

During the three months ended December 31, 2004, the Company granted options to acquire an aggregate of 3,400,000 shares of the Company’s common stock at $0.05 per share, the fair value of the common stock at the date of grant, to certain consultants as compensation for consulting services to be provided during succeeding twelve months. These options were valued at $127,000 using the Black-Scholes pricing model. As of December 31, 2004, the unamortized balance, presented as deferred consulting expense in the condensed consolidated balance sheets, was $121,000.

In December 2004, the Company agreed to convert $24,000 of accounts payable into 250,000 shares of its common stock to be issued having a value of $12,000 resulting in a gain of $12,000, representing the difference in the aggregate conversion price and the market value of the shares on the conversion date.

In July 2004, the Company issued 293,559 shares of its common stock which represented the common stock to be issued as of June 30, 2004 as part of the June 2004 conversion of convertible notes payable and accrued interest (see Note 4 above).

NOTE 6 -  SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company issued 850,000 shares of its common stock to a consultant for the exercise of an option of $.05 per share, for which the Company received $10,000 in cash and the balance was a reduction in accrued consulting fees of  $32,500 owed to the consultant. In addition, the Company issued an additional 200,000 shares of its common stock for the exercise of an option with a fair market value of $0.05 per share to a consultant for services.

On January 21, 2005, the Company’s Board of Directors approved the following stock options at $.05 per share to Officers, Directors and Employees of the Company. Officers were granted options to purchase an aggregate of up to 1,250,000 shares of common stock of the Company. Directors were granted options to purchase an aggregate of up to 1,800,000 shares of common stock of the Company. Employees were granted options to purchase an aggregate of up to 400,000 shares of common stock of the Company.

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

  We have started efforts to market and sell our products through our website: www.com-guard.com and a number of other commercial websites. In addition, we are working on other avenues of distribution and sales for our products. At the end of fiscal 2004, we formed our PC Products subsidiary that started formal operating activities during the first quarter of fiscal year 2005. In addition to generating potential sales of computers and accessories, which may include the Company’s security products, this subsidiary will be used to generate end-user awareness of our security products. As more fully described below, our PC Products subsidiary accounted for a preponderance of our sales and gross profit during the quarter ended December 31, 2004. We anticipate that this trend will continue for at least the next several quarters.

  Funds raised through a Private Placement offering have been utilized for marketing and general working capital. We currently anticipate that we have sufficient cash flow for approximately the next twelve months. We will need to improve our working capital position. We will need to increase revenue or raise additional funds to fully develop our business. There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company.

  Also See “Risks and Uncertainties” included in this discussion.

Results of Operations

Three Months Ended December 31, 2004

 Sales

  Sales for the three months ended December 31, 2004 were $2,356,000 compared to $6,000 for the three months ended December 31, 2003, an increase of $2,350,000. Sales during the three-month period ended December 31, 2003 were entirely due to Internet sales of our downloadable security products. During the three months ended December 31, 2004, such sales amounted to approximately $1,000. The remaining sales, during the quarter ended December 31, 2004, were derived from sales of $2,355,000 of sales of other manufacturers hardware and software products though the Company’s PC Products subsidiary.

 Cost of Goods Sold

  Cost of goods sold for the three months ended December 31, 2004 was $2,251,000 and for the three months ended December 31, 2003, such costs were $2,000. The increase is attributed to the cost of goods sold of $2,251,000 of cost of goods sold for other manufacturers hardware and software products though the Company’s PC Products subsidiary.

 Selling, general and administrative

  For three months ended December 31, 2004, selling, general and administrative were $313,000 compared to $334,000 for the three months ended December 31, 2003, a decrease of $21,000. This decrease was due to reductions in wages attributed to headcount reductions during the periods, and reductions in consulting expenses, legal expenses, and marketing expenses due to limited working capital during the period which were partially offset by increases in insurance and audit fees during the periods.

Six Months Ended December 31, 2004

 Sales

  Sales for the six months ended December 31, 2004 were $4,058,000 compared to $9,000 for the six months ended December 31, 2003, an increase of $4,049,000. Sales during the six-month period ended December 31, 2003 were entirely due to Internet sales of our downloadable security products. During the six months ended December 31, 2004, such sales only amounted to approximately $2,000. The remaining sales, during the six months ended December 31, 2004, were derived from sales of $30,000 of Com Guard’s hardware products, and $4,026,000 of sales of other manufacturers hardware and software products through the Company’s PC Products subsidiary.

 Cost of Goods Sold

  Cost of goods sold for the six months ended December 31, 2004 was $3,830,000 compared to $2,000 for the three months ended September 30, 2003, an increase of $3,828,000. The increase is attributed to the cost of goods sold for the Com Guard’s hardware products of $11,000, and $3,819,000 of cost of goods sold for other manufacturers hardware and software products though the Company’s PC Products subsidiary.

 Selling, general and administrative

  For six months ended December 31, 2004, selling, general and administrative were $574,000 compared to $734,000 for the six months ended December 31, 2003, a decrease of $160,000. This decrease was due to reductions in wages attributed to headcount reductions during the periods, and reductions in consulting expenses, legal expenses, and marketing expenses due to limited working capital during the period which were partially offset by increases in insurance and audit fees during the periods.

 Liquidity and Capital Resources

  We have financed our operations primarily through cash generated from the sale of our stock and loans to us. We are no longer classified as a development stage company and have commenced the sales and marketing of our products.

  During the six months ended December 31, 2004, the Company incurred a net loss of $344,000 and had negative cash flows from operating activities of $244,000.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

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

Uncertainty of commercial success may affect our ability to remain in business. With respect to our revenue and profitability prospects, we may not be able to (1) achieve commercial success with our Com-Guard product; or (2) continue profitable sales through our PC Products Subsidiary. Furthermore, the computer industry is characterized by rapid change and growth. Accordingly, we may not be able to keep up with the pace of technological change or fund its growth. If we fail to achieve commercial success, we will continue to suffer net losses and we will have to go out of business.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2004, a total of 595,000 shares of common stock were issued in consideration of various consulting services provided to Com Guard with an aggregate value of $59,000.

In December 2004, the Company issued 1,500,000 shares of common stock at $0.05 per share for consulting services totaling $75,000.

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

COM-GUARD.com, INC.

By:	/s/ EDWARD W. SAVARESE [Missing Graphic Reference] Edward W. Savarese Chief Executive Officer and Acting Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2005

COM-GUARD.com, INC.

By:	/s/ EDWARD W. SAVARESE [Missing Graphic Reference] Edward W. Savarese Chief Executive Officer and Acting Chief Financial Officer

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

DATED: February 11, 2005
/s/ Edward W. Savarese
EDWARD W. SAVARESE
Chief Executive Officer and Acting Chief Financial Officer