Form 10QSB
period 2005-03-31
COM GUARD COM INC
filed 2005-05-13
CIK 1103759

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

Yes √    No __

The number of shares outstanding of the registrant's common stock as of May 13, 2005 was 43,159,901.

PART I - CONSOLIDATED FINANCIAL INFORMATION	PAGE
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
As of March 31, 2005 (unaudited) and June 30, 2004	3
Condensed Consolidated Statements of Operations for the
Three months ended March 31, 2005 and 2004 (unaudited)	4
Condensed Consolidated Statements of Operations for the
Nine months ended March 31, 2005 and 2004 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the
Nine months ended March 31, 2005 and 2004 (unaudited)	6
Notes to Condensed Consolidated Financial Statements
As of March 31, 2005 (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLANS OF OPERATION	11
ITEM 3. CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	16
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	16
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
ITEM 5. OTHER INFORMATION	16
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	17

SIGNATURES	18

COM-GUARD.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2005	June 30, 2004
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$3,000	$394,000
Accounts receivable	690,000	-
Inventories	7,000	488,000
Employee advances	34,000	-
Prepaid expenses and other current assets	17,000	-
Total Assets	$751,000	$882,000
LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities
Accounts payable	$179,000	$163,000
Accrued expenses	889,000	590,000
Line of credit — bank	24,000	25,000
Convertible notes payable to a related party, net of unamortized discount of $10,000 as of June 30, 2004	-	10,000
Loan payable - officer	-	3,000
Total Liabilities	1,092,000	791,000
Commitments and contingencies
Stockholders’ (deficiency) equity
Common stock, $.001 par value, 100,000,000 shares authorized, 43,159,901 and 39,721,342 shares issued and outstanding, respectively	43,000	40,000
Common stock to be issued, 400,000 and 293,559 shares, respectively	-	-
Additional paid-in-capital	9,775,000	9,413,000
Deferred consulting expense	(172,000)	-
Accumulated deficit	(9,987,000)	(9,362,000)
Total stockholders’ (deficiency) equity	(341,000)	91,000
Total Liabilities and stockholders’ (deficiency) equity	$751,000	$882,000
See accompanying notes to condensed consolidated financial statements.

COM-GUARD.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Net sales	$1,940,000	$2,000
Cost of goods sold	1,867,000	1,000
Gross profit	73,000	1,000
Selling, general and administrative expenses	354,000	569,000
Loss from operations	(281,000)	(568,000)
Other income (expense)
Interest expense	-	(29,000)
Total other income (expense)	-	(29,000)
Loss before provision for income taxes	(281,000)	(597,000)
Less: provision for income taxes	-	-
Net loss	$(281,000)	$(597,000)
Net loss per share - basic and diluted	$(0.01)	$(0.03)
Weighted average number of shares outstanding - basic and diluted	43,472,679	21,411,333

See accompanying notes to condensed consolidated financial statements.

COM-GUARD.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Net sales	$5,998,000	$11,000
Cost of goods sold	5,697,000	3,000
Gross profit	301,000	8,000
Selling, general and administrative expenses	928,000	1,302,000
Loss from operations	(627,000)	(1,294,000)
Other income (expense)
Interest expense	(10,000)	(31,000)
Gain on conversion of debt	12,000	-
Total other income (expense)	2,000	(31,000)
Loss before provision for income taxes	(625,000)	(1,325,000)
Less: provision for income taxes	-	-
Net loss	$(625,000)	$(1,325,000)
Net loss per share - basic and diluted	$(0.01)	$(0.07)
Weighted average number of shares outstanding - basic and diluted	41,643,848	19,616,155

See accompanying notes to condensed consolidated financial statements.

COM-GUARD.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2005 and 2004
(Unaudited)
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(625,000)	$(1,325,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and options issued for services	49,000	314,000
Amortization of discount on convertible notes payable	10,000	27,000
Amortization of deferred consulting expense	69,000	-
Gain on conversion of accounts payable	(12,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(690,000)	2,000
Inventories	481,000	-
Employee advances, prepaid expenses and other current assets	(51,000)	-
Accounts payable and accrued expenses	391,000	557,000
Net cash used in operating activities	(378,000)	(425,000)

Cash Flows From Financing Activities:
Proceeds from the sale of common stock	10,000	218,000
Proceeds from the sale of warrants	1,000	-
Proceeds from convertible notes payable to a related party	-	110,000
Repayment of convertible notes payable to a related party	(20,000)	(15,000)
Repayment of loan payable to officer	(3,000)
Net proceeds (repayments) from bank line of credit	(1,000)	3,000
Net cash (used in) provided by financing activities	(13,000)	316,000

Net (decrease) increase in cash and cash equivalents	(391,000)	(109,000)

Cash and cash equivalents at beginning of period	394,000	142,000

Cash and cash equivalents at end of period	$3,000	$33,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for accounts payable and accrued expenses	$64,000	$326,000
Common stock issued for deferred consulting services, of which $24,000 has been amortized	$83,000	$-
Options issued for deferred consulting services, of which $45,000 has been amortized	$158,000	$-

See accompanying notes to condensed consolidated financial statements.

COM-GUARD.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
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

    Com-Guard was incorporated in the state of Nevada on October 7, 1998 as E-WORLD SECURITY, INC and on April 16, 1999, the Company changed its name to COM-GUARD.COM, INC. The Company’s planned principal operations commenced during the year ended June 30, 2003. The Company sells products that afford security protection to computer hardware and software in microcomputers. The Company’s initial product, Com-Guard™, includes unique software and hardware that enables users to protect and limit access to data and to provide a security system against tampering and unauthorized use of computers. At the end of the fiscal year ended June 30, 2004, the Company formed its PC Products subsidiary, which started formal operating activities during the first quarter of fiscal year 2005. In addition to generating potential sales of computers and accessories, which may include Com-Guard™ security products, this subsidiary will be used to generate end-user awareness of the Company’s security products.

    The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the nine months ended March 31, 2005, the Company suffered a net loss of $625,000 and had negative cash flows from operating activities of $378,000. As of March 31, 2005, the Company had a working capital deficiency of $341,000 and an accumulated deficit of $9,987,000. The Company has sustained its operations primarily through equity and debt financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

    The accompanying condensed consolidated financial statements include the accounts of Com-Guard.com, Inc. and its wholly owned subsidiary, PC Products, Inc. All significant inter company accounts and transactions have been eliminated in consolidation.

 (B) Use of Estimates

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

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

    SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company’s stock options was determined in accordance with the fair market value based method prescribed in SFAS No. 123.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The estimated fair value of each stock option granted in fiscal 2004 using the Black-Scholes option pricing model was based on the following weighted average assumptions: no dividend yield; expected volatility of 183%; risk-free interest rate of 3%, and an expected life of 6 years. The estimated fair value of each stock option granted in fiscal 2005 using the Black-Scholes option pricing model was based on the following weighted average assumptions: no dividend yield; expected volatility of 173%; risk-free interest rate of 3%, and an expected life of 6 years.

    Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s pro forma net loss and net loss per common share reflects the expense related to options issued to employees which is recognized over the vesting period. For the nine months ended March 31, 2005 and 2004, the pro forma net loss and net loss per common share would have been as follows:

Net loss:	2005	2004
As reported	$(625,000)	$(1,325,000)
Pro forma	$(823,000)	$(1,720,000)
Net loss per common share - basic and fully diluted:
As reported	$(0.01)	$(0.07)
Pro forma	$(0.02)	$(0.09)

(E) Loss Per Share

    Basic and diluted net loss per share for all periods presented is computed based upon the weighted average number of common shares outstanding as defined by SFAS No. 128, "Earnings Per Share". Common stock equivalents, consisting of vested options as of March 31, 2005 and 2004 of 4,073,000 and 2,084,000, respectively, have not been included in the computation of diluted loss per share since the effect would be anti-dilutive for all periods presented.

(F) Fair Value of Financial Instruments

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

 (G) Rounding

    All amounts have been rounded to the nearest $1,000 except for share amounts.

(H) Recent Accounting Pronouncements

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

NOTE 3 - LINE OF CREDIT - BANK

    At March 31, 2005, the Company had a line of credit from a bank for short-term borrowing in the amount of $25,000, which bears interest at floating rates. This line is unsecured and as of March 31, 2005, the balance due was $24,000. Total interest expense associated with the line of credit amounted to $1,000 and $1,000 for the nine months ended March 31, 2005 and 2004, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Convertible Notes Payable - Related Party

    During fiscal years 2003 and 2004, the Company issued convertible notes to certain individuals, at par, maturing at various dates throughout 2004, for an original principal amount of $214,000. The notes bore interest at 7.0% and 7.5%, and were convertible, at the option of the holder, into shares of the Company's common stock at prices from $0.15 to $0.35 per share. During fiscal 2004, the holders of the convertible notes converted outstanding debt and accrued interest of approximately $124,000 into 1,234,642 shares of the Company's common stock of which 293,559 shares were to be issued as of June 30, 2004. These 293,559 shares were issued in July 2004.

    In August and November 2004, the Company repaid the final $20,000 of the convertible notes payable to a stockholder.

      In conjunction with the sale of convertible notes payable during fiscal 2004, the Company issued warrants to purchase an aggregate of 666,667 shares of the Company’s common stock at a price of $0.15 per share. The warrants were valued using the Black-Scholes pricing model and the aggregate fair value of $99,000 (limited to the face value of the notes) was recorded as a discount on notes payable and amortized as additional interest expense over the life of the notes. During the nine monthly periods ended March 31, 2005, aggregate interest expense associated with the amortization of the discount of notes payable was $10,000. As of December 31, 2004 there was no remaining unamortized discount on notes payable.

 NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

    In January 2005, the Company issued 850,000 shares of its common stock to a consultant for the exercise of an option of $.05 per share, for which the Company received $10,000 in cash and the balance was a reduction in accrued consulting fees of  $32,500 owed to the consultant.

    In December 2004, the Company issued 1,500,000 shares of common stock at $0.05 per share totaling $75,000 and had agreed to issue an additional 150,000 shares at $0.05 per share totaling $7,500. The number of shares issued was based on the fair market value of the services provided. These shares, with an aggregate value of $82,500, were to be issued as compensation for consulting services to be provided during the succeeding twelve months. As of March 31, 2005, the unamortized balance, included in deferred consulting expense in the condensed consolidated balance sheets, was $58,000.

    In December 2004, the Company agreed to convert $24,000 of accounts payable into 250,000 shares of its common stock to be issued having a value of $12,000 resulting in a gain of $12,000, representing the difference in the aggregate conversion price and the market value of the shares on the conversion date.

    In July 2004, the Company issued 595,000 shares of common stock at prices ranging from $0.09 and $0.10 per share for consulting services totaling $49,000. The number of shares issued was based on the fair market value of the services provided.

    In July 2004, the Company issued 293,559 shares of its common stock which represented the common stock to be issued as of June 30, 2004 as part of the June 2004 conversion of convertible notes payable and accrued interest (see Note 4 above).

Stock Options

    In January 2005, the Company’s Board of Directors approved the following stock options at $.05 per share to Officers, Directors and Employees of the Company. Officers were granted options to purchase an aggregate of up to 1,250,000 shares of common stock of the Company. Directors were granted options to purchase an aggregate of up to 1,800,000 shares of common stock of the Company. Employees were granted options to purchase an aggregate of up to 400,000 shares of common stock of the Company. No compensation expense was recognized or deferred.

    In January 2005, the Company granted options to acquire an aggregate of 1,000,000 shares of the Company’s common stock at $0.05 per share, the fair value of the common stock at the date of grant, to a consultant as compensation for consulting services to be provided during succeeding twelve months. These options were valued at $31,000 using the Black-Scholes pricing model. In December 2004, the Company granted options to acquire an aggregate of 3,400,000 shares of the Company’s common stock at $0.05 per share, the fair value of the common stock at the date of grant, to certain consultants as compensation for consulting services to be provided during succeeding twelve months. These options were valued at $127,000 using the Black-Scholes pricing model. As of March 31, 2005, the unamortized balance, included in deferred consulting expense in the condensed consolidated balance sheets, was $114,000.

    During the quarter ended March 31, 2005, 200,000 options with an exercise price of $0.05 were exercised with the conversion of accrued expenses in the aggregate of $10,000.

NOTE 6 -  SUBSEQUENT EVENTS

    Subsequent to March 31, 2005, the Company announced that its wholly owned subsidiary PC Products, Inc. entered into certain agreements that would allow the Company to sell personal computers with built-in security features (the “Agreements”). Under the terms of the Agreements, PC Products, Inc. would be established as the exclusive seller of personal computers manufactured by Wintergreen Systems and Wintergreen Systems would assign certain of its existing customers to PC Products, Inc. Wintergreen would continue to manufacture and support the personal computers which may be equipped with Com-Guard's ComputerSafe™ software or its trial version software and PC Products, Inc. would provide the component parts, security technology and perform various management functions. These Agreements would become effective upon the successful closing of a funding of the PC Products, Inc. subsidiary of at least $3 million and be in effect for five (5) years.

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

    We have started efforts to market and sell our products through our website: www.com-guard.com and a number of other commercial websites. In addition, we are working on other avenues of distribution and sales for our products. At the end of fiscal 2004, we formed our PC Products subsidiary that started formal operating activities during the first quarter of fiscal year 2005. In addition to generating potential sales of computers and accessories, which may include the Company’s security products, the objective of this subsidiary is to generate end-user awareness of our security products. As more fully described below, our PC Products subsidiary accounted for a preponderance of our sales and gross profit during the nine months ended March 31, 2005. We anticipate that this trend will continue for at least the next several quarters.

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

Results of Operations

Three Months Ended March 31, 2005

Sales

    Sales for the three months ended March 31, 2005 were $1,940,000 compared to $2,000 for the three months ended March 31, 2004, an increase of $1,938,000. Sales during the three-month period ended March 31, 2004 were entirely due to Internet sales of our downloadable security products. During the three months ended March 31, 2005, such sales amounted to approximately $1,000. The remaining sales, during the quarter ended March 31, 2005, were derived from sales of $1,939,000 of sales of other manufacturers hardware and software products though the Company’s PC Products subsidiary.

Cost of Goods Sold

    Cost of goods sold for the three months ended March 31, 2005 was $1,867,000 and for the three months ended March 31, 2004, such costs were $1,000. The increase is attributed to the cost of goods sold of $1,866,000 of cost of goods sold for other manufacturer’s hardware and software products though the Company’s PC Products subsidiary.

Selling, general and administrative

    For three months ended March 31, 2005, selling, general and administrative were $354,000 compared to $569,000 for the three months ended March 31, 2004, a decrease of $215,000. This decrease was due to reductions in wages attributed to headcount reductions during the periods, and reductions in consulting expenses, legal expenses, and marketing expenses due to limited working capital during the period which were partially offset by increases in insurance and audit fees during the periods. In addition, during the quarter ended March 31, 2004, there were one-time charges for the value of shares of the Company’s common stock for outside consulting in the amount of $200,000.

Nine Months Ended March 31, 2005

Sales

    Sales for the nine months ended March 31, 2005 were $5,998,000 compared to $11,000 for the nine months ended March 31, 2004, an increase of $5,987,000. Sales during the nine months ended March 31, 2004 were entirely due to Internet sales of our downloadable security products. During the nine months ended March 31, 2005, such sales only amounted to approximately $3,000. The remaining sales, during the nine months ended March 31, 2005, were derived from sales of $30,000 of Com Guard’s hardware products, and $5,965,000 of sales of other manufacturers hardware and software products through the Company’s PC Products subsidiary.

Cost of Goods Sold

    Cost of goods sold for the nine months ended March 31, 2005 was $5,697,000 compared to $3,000 for the nine months ended March 31, 2004, an increase of $5,694,000. The increase is attributed to the cost of goods sold for the Com Guard’s hardware products of $11,000, and $5,686,000 of cost of goods sold for other manufacturers hardware and software products though the Company’s PC Products subsidiary.

Selling, general and administrative

    For nine months ended March 31, 2005, selling, general and administrative were $928,000 compared to $1,302,000 for the nine months ended March 31, 2004, a decrease of $374,000. This decrease was due to reductions in wages attributed to headcount reductions during the periods, and reductions in consulting expenses, legal expenses, and marketing expenses due to limited working capital during the period which were partially offset by increases in insurance and audit fees during the periods and one-time charges for the value of shares of the Company’s common stock for outside consulting in the amount of $200,000 during the nine month period ended March 31, 2004.

Liquidity and Capital Resources

    We have financed our operations primarily through cash generated from the sale of our stock and loans to us. We are no longer classified as a development stage company and have commenced the sales and marketing of our products.

    During the nine months ended March 31, 2005, the Company incurred a net loss of $625,000 and had negative cash flows from operating activities of $378,000.

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

RISKS AND UNCERTAINTIES

Risks Relating to Com-Guard.Com, Inc.

    Our business is capital intensive and will require additional financing which will result in dilution to existing shareholders, which would in turn reduce the share price of earlier issued shares. Our operations are capital intensive and growth will consume a substantial portion of available working capital. We may require additional capital in order to fund our operations. We do not have any commitments for additional financing and there can be no assurance that such additional funding, if required, will be available, or if available, will be available upon favorable terms. With respect to our ability to obtain financing on favorable terms, we do not have significant assets to serve as loan collateral. Still further, we presently do not have a sufficient cash flow to qualify for reasonable debt financing. Insufficient funds may prevent us from implementing our business strategy. In the event we raise additional funds through the issuance of equity securities, dilution to the then existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Accordingly, such dilution would reduce the share price of the earlier issued shares.

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

    Our auditors have expressed doubts about our ability to continue as a going concern, which may result in the loss of your entire investment. In preparing our audited financial statements, our auditors have expressed doubts about our ability to continue as a going concern. If we discontinue operations, you will lose your entire investment.

 Risks Relating to Our Common Stock

    Due to the fact that our common stock is listed on the NASD OTC Bulletin Board, there can be no assurance that a regular trading market for our common stock will ever be developed. As such, the investors must be able to bear the financial risk of losing their entire investment. Our common stock was listed on December 24, 2002 on the NASD OTC Bulletin Board under the trading symbol "CGUD." There has been only limited trading activity in our securities at this time. We do not know if a market for our common stock will be established or that, if established, a market will be sustained. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

    Since a significant portion of our common stock is being registered and may be available for resale, a significant overhang on the market could depress the market price of our stock, which will reduce the value of your investment. Following the effective date of the July 14, 2004 registration statement, a maximum of 33,116,331 shares of our common stock will be eligible for resale to the public. This amount of common stock represents a significant overhang on any market that may develop for our common stock. If a substantial number of shares in this overhang were sold in a short period of time, any market for our common stock could be dramatically depressed which will result in a reduction of the value of your investment.

    Lack of dividends may affect the value of your investment when compared to comparable stock, which does pay a dividend. We have never paid a cash dividend on our common stock. We are not obligated to pay a dividend on our common stock and do not anticipate payment of any dividends for the foreseeable future. We anticipate retaining our earnings to finance our operations, growth, and expansion. The value of your stock may be reduced in that prospective buyers may prefer a stock, which does pay a dividend.

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

In January 2005, the Company issued 850,000 shares of its common stock to a consultant for the exercise of an option of $.05 per share, for which the Company received $10,000 in cash and the balance was a reduction in accrued consulting fees of  $32,500 owed to the consultant. The Company issued an additional 200,000 shares of its common stock for the exercise of an option with a fair market value of $0.05 per share to a consultant for services.

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

Dated: May 13, 2005

COM-GUARD.com, INC.

By:	/s/ EDWARD W. SAVARESE Edward W. Savarese Chief Executive Officer and Acting Chief Financial Officer