Form 10QSB/A
period 2005-03-31
COM GUARD COM INC
filed 2005-05-13
CIK 1103759

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

First Amended
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

Introduction:

This First Amended Form 10-QSB is being filed in order to: (i) modify the "Stock Options" section of Note 5 herein; (ii) to add a new Note 6 and to make the former Note 6 (in the Form 10-QSB) into what is now Note 7 to the Financial Statements.

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

Stock Options

    In January 2005, the Company’s Board of Directors approved the following stock options at $.05 per share to Officers, Directors and Employees of the Company. Officers were granted options to purchase an aggregate of up to 1,250,000 shares of common stock of the Company with 200,000 options vesting immediately and 40,000 options vesting monthly beginning February 1, 2005.  The five Directors were granted options to purchase an aggregate of up to 1,800,000 shares of common stock of the Company with 600,000 options vesting monthly beginning February 1, 2005.  Employees were granted options to purchase an aggregate of up to 400,000 shares of common stock of the Company with 80,000 options vesting immediately and 13,000 options vesting monthly beginning February 1, 2005.  No compensation expense was recognized or deferred.

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

NOTE 6 - COMMITTMENTS AND CONTINGENCIES

    In January 2005, the Company offered to convert certain accrued wages and consulting fees in the aggregate amount of $402,000 into shares of the Company's common stock at the rate of $0.05 per shares.

NOTE 7 -  SUBSEQUENT EVENTS

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