Form 10KSB
period 2005-06-30
COM GUARD COM INC
filed 2005-09-28
CIK 1103759

SECURITIES AND EXCHANGE COMMISSION WASHINGTION, DC 20549 FORM 12b-25 NOTIFICATION OF LATE FILING
Commission File No. 127263
| X |  Form 10-KSB    |    |   Form 20-F     |    |   Form 11-K     |    |   Form 10-Q     |    |   Form N-SAR

For the period ended: June 30, 2005.

|    |   Transition Report on Form 10-K
|    |   Transition Report on Form 20-F
|    |   Transition Report on Form 11-K
|    |   Transition Report on Form 10-Q
|    |   Transition Report on Form N-SAR

For the transition period ended:

Read attached Instruction Sheet Before Preparing Form. Please Print or Type.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.
If the notification related to a portion of the filing checked above, identify the item(s) to which notification relates:

Part I-Registrant Information
Full name of Registrant: Former name if Applicable: Address of Principal Executive Office (Street and Number): City, State and Zip Code:	Com-Guard. Com, Inc. 2075 Corte del Nogal, Suite R Carlsbad, CA 92009

Part II-Rule 12b-25(b) and (c)
If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.(Check box if appropriate.)

| X |

(a)    The reasons described in detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b)    The subject annual report, semi-annual report, transition report of Forms 10-K, 10-KSB, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c)    The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

Part III-Narrative
State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, 10-QSB, N-SAR or the transition report portion thereof could not be filed within the prescribed time period.

Financial information necessary for the filing of a complete and accurate Form 10-KSB could not be provided within the prescribed time period without unreasonable effort and expense.

(Attach extra sheets if needed.)

Part IV-Other Information
   (1)    Name and telephone number of person to contact in regard to this notification:

Mark L. Baum	760	230-2300 x205

(Name)	(Area Code)	(Telephone Number)

   (2)    Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?
|X|   Yes   |   |   No
If the answer is no, identify report(s)

   (3)    Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
|   |   Yes   |X|   No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Com-Guard.com, Inc.
Name of Registrant as Specified in Charter

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: SEPTEMBER 26, 2005	By:	/s/ Dr. Edward W. Savarese Dr. Edward W. Savarese Chief Executive Officer

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION

Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).