Form 10-K
period 2005-06-30
COM GUARD COM INC
filed 2005-10-20
CIK 1103759

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB
                        (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

OR
*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to _________

Commission file No. 0-29501
Com-Guard.com, Inc.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	33-0879853 (I.R.S. Employer Identification No.)

2075 Corte del Nogal, Suite R Carlsbad, California (Address of principal executive offices)	92009 (Zip Code)

Registrant’s telephone number, including area code: (760) 431-2206

 Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value	None
Title of Class	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes * No ☑
State issuer’s revenues for its most recent fiscal year $6,559,000

As of October 14, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,500,000 based on the last trade price as reported on the NASD OTC Bulletin Board.

As of October 14, 2005, there were 48,139,901 shares of the registrant’s Common Stock, $0.001 par value, issued and outstanding.
Transitional Small Business Disclosure Format. Yes * No ☑

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

PART I

Item 1. Description of Business:

The principal business of Com-Guard.Com, Inc. ("Com-Guard" or the “Company”) is the exploitation of niche products for the microcomputer industry that provide enhanced system security for both individual users and network administrators. Our PC Products, Inc. subsidiary sells and distributes a variety of hardware products for the distribution channel. These products, which may or may not include Com-Guard’s security products described below, and include computers, monitors and other related products for the personal computer market. The products are sold through distributors. Com-Guard's primary security products are:

1.
 ComputerSafe®Security Software - ComputerSafe provides an effective defense against identity theft, unauthorized data access, system intrusion and assists in the recovery of a system that has been stolen.

2.
SafePC™ Content Filtering and Desktop Security Software - SafePC is a parental guidance and administrative program that analyzes and stops pornographic images and text found in web sites and as email attachments in real-time and manages program usage. This is a new product.

And:

3.
SecurePC™ Multi-user Access Control System - SecurePC™ uses a patented technology with a Smart Card and advanced software to deliver multi-user access management and system security in highly sensitive work environments.

Overview:

    The Company was incorporated on October 7, 1998 in the State of Nevada as e-World Security, Inc. We changed our name to Com-Guard.Com, Inc. on April 16, 1999. Our address is 2075 Corte Del Nogal, Suite R, Carlsbad, CA, 92009; Telephone number (760) 431-2206, Fax number (760) 431-7999.

The Company provides a group of products that provide users of personal computers with (1) Internet security, (2) file and hardware security, (3) internal facility security, (4) content filtering and (5) program management and control.

The market for our products consists of individual users and industry. The popularity of the Internet has created a need for data security, access management, and content filtering. Limiting access to sensitive and/or confidential files has grown to be a need for all users of computers.

The basis for our beliefs are derived from published data released from numerous sources which include but are not limited to The Computer Industry Almanac, International Data Corporation (IDC), The US National Security Agency, and Forbes Magazine. The Company is not funded or otherwise affiliated with these or any other market data sources.

The Company is managed by experienced individuals who have worked in the computer industry for many years.

Channels of distribution have been established through Channel Sources, Inc. for retail sales in the United States and Canada. The contract with Channel Sources Inc. was signed in 2003 and ongoing is year to year unless one of the parties terminates the contract in writing. The Company has sold approximately 1,000 units through Channel Sources, Inc. The Company has on-going relationships with firms in Europe and Asia who have expressed interest in representing the Company’s products. Marketing relationships with manufacturing representatives to address enterprise applications and OEM prospects are in the initial stages.

The Products:

The Company offers a variety of computer security and privacy solutions focused on current widespread issues and threats that have been identified and well documented in the industry. The Company’s products integrate features to provide security for computers, networks, and home/office environments.

1.
ComputerSafe® Security Software - ComputerSafe provides an effective defense against identity theft, unauthorized data access and system intrusion by a local access attempt or through a network connection. The system enables the authorized user to lock, hide and/or encrypt files to safeguard them from the potential damage that may be caused by new viruses, spyware programs, hacker attacks and/or firewall break-ins.  It provides the ability to operate in a stealth mode, monitor keyboard activity, sound audible alarms if desired, and also capture video of intrusions and then dispatch instant notifications via phone, SMS or email. Additionally, the system provides a secure screen saver which makes ComputerSafe ideal for both laptop and desktop security. There is also the ability to obtain the systems IP location in case of theft.

2.
SafePC™ Content Filtering and Desktop Security Software - SafePC analyzes and stops pornographic images and text, and manages program usage. SafePC’s Desktop Security & Content Filtering enables parents, educators, and system administrators to take control over the level of Internet content censorship that is to be enforced by the system. The sensitivity of the filter is controlled by the authorized user with a slide setting control that ranges from 0 to 100 - the higher the setting, the more the filtration. Using SafePC, the authorized user can determine the web pages and images the PC can display, which software programs can be run and at what times of day they are permitted to be used. To restrict the amount of time children or employees spend using recreational aspects of the computer such as gaming, chat rooms or surfing the web, a parent or System Administrator can lock down those applications between specific times of the day to create “restricted access” periods.

And:

3.
SecurePC™ Multi-user Access Control System - SecurePC™ addresses the fact that protecting digital assets whether on a single computer or the entire network begins with managing access. The SecurePC™ with the Smart Card technology delivers multi-user access management. It’s unique internal control unit and patented power distribution system ensures an easy to manage but totally secure environment. Additionally, it tracks all user sign-on/off events in a secure log thus providing an audit trail of system usage. Managing up to eight different bootable hard drives and all other hardware assets, the SecurePC ensures that all activities, including damaging behavior on one “System Configuration” doesn’t affect another user or their data on another “System Configuration” This keeps total separation of user programs and data. It also permits the use of different operating systems on one PC.

In summary, product features include:

Detect and Prevent unauthorized access to the PC and its data: Unauthorized access to a PC can range from children logging onto Internet sites without parental knowledge or permission, to office co-workers accessing confidential and sensitive files from a PC without the user's knowledge or consent. The Company’s ComputerSafe and SecurePC offerings allow the user to secure applications, directories, and/or files such that all access is denied without entering a valid password (combination) or, in the case of the SecurePC, inserting a properly programmed and authorized Smart Card. Additionally, these products provide a log of all attempts at unauthorized access.

Provide internal home/office security features: ComputerSafe supports video capture through the use of a PC camera the user has configured into the system. This camera can also be used to detect motion that would then trigger the video capture. The user can elect to have the resultant video file stored on the local disk and/or encapsulated in an email and sent to a remote location as a date and time stamped record of the event.

Send remote notification: ComputerSafe alarm messages can be routed to remote devices such as pagers, cell phones, telephones, wireless devices, or other computers. Without a product like ComputerSafe most intrusions go undetected and are not documented, ComputerSafe’s detection, protection and notification services fill a growing need in the consumer and Small to Medium Enterprise market (SME) market.

Prevent unwanted pornography from being displayed: SafePC utilizes a core “real-time” Image Composition Analysis (ICA) technology licensed from First 4 Internet, Ltd. SafePC’s Content Filtering is on the cutting edge of Internet security in its ability to intelligently and accurately identify pornographic and other offensive images and restrict them from being displayed.

Manage and secure multi-user systems: SecurePC, through the use of patented hardware, governs the bootable system configuration level of access to system resources which a user is permitted have. The system also provides complete isolation between users’ programs and data.

All of the Company products can be used together to provide a very wide range of security features to meet varying demands.

The Market - Internet and PC Security:

The U.S. personal computer industry consists of thousands of computer manufacturers, assemblers, OEMs, and peripheral/parts producers. Their products are sold and supported by a variety of distributors, resellers, systems integrators, retail merchants, and service companies. Saturating markets and increasing competition is forcing vendors to seek new users in homes, small businesses and classrooms with revamped marketing strategies and lower cost computers. The information on the size of the PC Computer Industry and network market is considered pertinent because the Company sells its related software into the existing installed Personal Computer population and in some cases as preinstalled software on new computers.

IDC forecasts new worldwide PC shipments will grow by 10.1 percent to 195.1 million in 2005. That compares with growth of 14.5 percent in 2004 with a shipment estimate of 177.2 million units. The growth rate was 11.9 percent in 2003 and 1.9 percent in 2002. In 2001, the worldwide number of PCs-in-use topped 600 Million units. By the year 2007, this number will nearly double to over 1.15 Billion PCs-in-use for a compound annual growth of 11.4%. The U.S. has the largest number of PCs-in-use with 175 Million at year-end 2001, and the count is increasing by 6.2% per year to reach 251 Million units in 2007. Despite yearly PC sales of over 40 Million units in the U.S., the annual increase in PCs-in-use will grow by over 13 Million per year due to over 70% PC replacement rates.

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

This "connectivity” which now includes the advent of Wi-Fi or wireless networks, is fueling the growing concern regarding file and data security. According to International Data Corporation ("IDC"), over half of businesses PCs in the United States are now connected via a LAN. This number reaches as high as 80 percent when speaking about organizations with more than 100 employees. The Internet is, in a sense, the widest area network and is creating a revolution in the way PCs are used both by businesses and individuals.

Internet and PC Security Needed:

The PC security industry has come into prominence, as a result of the recognized threat of cyber-terrorism. Corporate data, once reasonably secure when companies used their own internal computers and networks, have come under increasing threats as more transactions and communications between companies take place over the Internet and Wide Area Networks (WANs). Mike McConnell, former Director of the U.S. National Security Agency, expresses the point concisely in a July 2001 Red Herring Special Report on Digital Security when he speaks to the need for improved security of computers and data from cyber- attacks stating that "The United States is more networked than anyone else, and more vulnerable".

Fueled by the proliferation of the personal computer and Internet use, the market for the Company's products is substantial. In 2000, over $5.1 Billion was spent on Internet Security software by individual computer users and corporate entities. According to International Data Corporation, this number is expected to grow to $14 Billion by the year 2005, a compounded annual growth rate of 23%.

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

A recent IDC survey of businesses revealed that security is of paramount concern in the enterprise. Increased use of the Internet and corporate growth are among the most significant business drivers for adding security; and there was little evidence that these pressures would change over the next several years. The IDC survey also covered the priority given by respondents to securing assets. Other than virus protection, which has been addressed by dozens of products over the past few years, the most important concern was corruption of data and unwanted disclosure of data. Finally, the IDC report indicated a general dissatisfaction with the usability and integration of current security technologies, which represents an opportunity for and its associated technologies.

Business Strategy for Data and PC Security:

The Company’s fundamental strategy is to position its ComputerSafe product as a preferable method of PC security to end-users, businesses, and institutions worldwide. The Company intends to be the leader in:

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

3.
The NOTIFICATION of the legal user of the event with some detail of the violation attempt. This immediate notification service can contain vital information that would be instrumental in recovering a stolen computer.

End-user marketing will focus on providing the ComputerSafe product over the Company's Internet web sites. The company will also continue a retail sales program utilizing the distribution companies that sell to the mass market. In this way, the product is exposed to a broad sector of the market that would match the profile of our consumer. Customers can order the product directly from the Company’s web site or from resellers, who will stock the product in stores.

Additionally, the product can be made available to selected resellers either as a branded product or under private-label arrangements. The product can be merchandised for sale with new computer systems or as an add-on product to existing PC owners. The Company intends to use focused distribution such as major distributors, specialty distributors, and 3rd party representatives in the enterprise arena and local computer resellers situated throughout the United States.

Competition for ComputerSafe:

While many security products for the PC are available, most are either inadequate or too complex for general consumption and use. Most products are either "firewall" systems for Internet management, or software anti-virus products that rely on the developer’s ability to derive a cure to a new virus and distribute it to their users. This has proven both cumbersome and inadequate since it takes time for the process to complete and a great deal of damage to vital files can take place in the interim. As an example, on February 25, 2004 a variant of the Mydoom virus, spread and actively deleted files from victims' computers. The variant, dubbed Mydoom.F, not only performed a distributed denial-of-service attack on the Web sites of Microsoft Corp. and the Recording Industry Association of America Inc., but also had a destructive payload that deleted document and picture files, according to information from researchers at Helsinki, Finland-based F-Secure Corp. While Mydoom.F wasn't as widespread as previous variants, it was more destructive, said Mikko Hypponen, director of antivirus research at F-Secure. "Mydoom.F gradually goes through your system again and again, deleting files," Hypponen said at that time. The worm targeted mostly image and Microsoft document files with extensions such as .jpg, .doc and .xls.

Furthermore, other existing products usually do not combine the features of data security as well as theft protection; and the Company’s product combines the features of ComputerSafe along with an interior video security system (for home or office).

A customer would be required to buy several independent products to cover the features of ComputerSafe; therefore, we believe a product from any one competitor would be inadequate and the sum total of costs associated with the purchase of multiple disjointed products would be too costly and inconvenient to implement for the average user.

    Firewall products are designed to keep out potential intruders; however, hacker break-ins are not uncommon. The tools and technology the hackers use has advanced and continues to allow them access “protected” systems. Once inside a system the hacker is free to do as he likes. Often his actions go undetected until a problem occurs. Often encryption products are used to scramble or otherwise render data "unreadable." Encryption does provide a level of confidence that the data will not be useful if the file(s) are viewed. However, altering the content of an encrypted file will result in errors when the file is decrypted. In other words the file can be damaged beyond repair and rendered useless to the legal owner. ComputerSafe was designed to detect an intrusion and notify the computer’s owner while protecting the data or program with its own barrier against an unauthorized request to view or alter a file in any way. ComputerSafe will detect unauthorized file access attempts, report the intrusion and prevent the unauthorized intruder from accessing or modifying data in the ComputerSafe protected area. ComputerSafe also provides the user the ability to encrypt their data with a 256-bit encryption program that is embedded in the ComputerSafe software. The combination of locking, hiding and/or encrypting files and folders provides very comprehensive protection.

SafePCTM Content Filtering and Desktop Security Needed:

We have porn to thank for the current state of the Web! It stimulated the development of the rich content imagery, streaming video techniques, widespread adoption and availability of broadband and advertising schemes we now see. While these technological developments are impressive, there is a double edge to what results from their widespread use. Literally every segment of the computer market is impacted by pornographic content suddenly appearing on the display. Concerned parents, educators and management personnel at all levels are in the target market for content filtering.

Some Alarming Statistics:

•	72 million people worldwide will visit Internet porn sites this year
•	1,000 brand new Internet porn sites are created every single day
•	The average age of first exposure to Internet pornography is age 11
•	The 12-17 age group is the largest consumer of Internet porn
•	In the last year, 1 out of 5 young Internet users received an unwanted sexual solicitation

This list doesn’t even scratch the surface of the problem. The facts are startling and the awareness of the consequences of not taking measures to prohibit illicit content from being viewed is just beginning to be understood.

Legal Liability:

As soon as an employee, student or child is directed to a pornographic website or receives or even sends a pornographic image the potential risk immediately passes to the employer, educational establishment or parent where responsibility and accountability rests.

It is a little known fact that Directors of corporate organizations may be legally liable for the content of their networks. From informal research conducted by F4i, the developer of the leading content filtering technology, it became clear that the vast majority of IT Managers had little clear idea how many offensive images their networks contained. In the case of the UK this liability could extend to imprisonment if pedophile images are discovered on a corporate network. This is a major selling point to an enterprise.

A follow-up study to the American Management Association’s annual survey on monitoring and surveillance reported that fears of legal liability, related to “hostile workplace environment”, is the #1 reason companies track employee emails, computer files and Internet use. The study, conducted jointly with US News & World Report, revealed that 15% of the companies surveyed have already “been involved in some kind of legal action concerning employee use of e-mail and/or Internet connections.” Significantly the study reported that if a company is accused of wrongdoing federal sentencing guidelines establish that fines can be reduced by as much as 95% if the company “has concrete internal programs to detect and prevent illegal acts” - such as an Internet-use policy and Web use management software. The report continued, “If these capabilities are not present, fines and penalties can be increased by up to 400%.” (Source: Cornell Hotel and Restaurant Administration Quarterly, Ithaca, Oct/Nov 2001).

The Law firm KLegal in UK found that the most common reason for disciplinary action in the workplace in 2002 was sending or viewing pornographic images.

US employers who subject their employees to harmful work conditions are liable for $300,000 in compensatory and punitive damages, if the company has over 500 workers or $200,000 for companies between 200 and 500 employees. Source: CNET

Organizations had dismissed staff for inappropriate use of e-mail or the internet in 2003. Source: CIPD

Wirthlin Worldwide Research that states that 8 out of 10 Americans believe that Federal Laws against Internet obscenity should be vigorously enforced.

Protection against a “Hostile Working Environment”:

In the article “More on the spam struggle” written by a staff writer of CNET News.com on April 7, 2003 the author states:

“WASHINGTON--Lewd e-mail promoting pornography may soon pose more than just a technical challenge in the ongoing fight against spam--experts say it's set to become an acute legal problem, too. Graphic images appearing embedded on PCs by way of e-mail in-boxes could qualify as evidence of a "hostile work environment," something that's prohibited by federal employment law.”

“As a result, porn spam could begin to crop up in sexual harassment complaints from employees offended by the material. Even if companies aren't the source of such messages, they could be liable for hefty civil fines if managers know that porn spam is a problem and don't move to address it. “

"You have to provide a workplace that's free of sexual harassment. That right is so clearly established that no employer could say, 'I didn't know I had to do that,' if they're on notice about sex spam," said Michael Modl, an attorney who specializes in workplace harassment claims at the Madison, Wis., law firm of Axley Brynelson.

Business Strategy for Content Filtering and Desktop Security:

The Company’s strategy is to position its SafePC product as an intelligent solution to blocking porn images and undesirable text in real-time using a patented technology, Image Composition Analysis (ICA) and to allow end-users, businesses, and institutions worldwide to use the more traditional black and white list to manage the web sites they wish to view. The ability of the product to filter Images and text in web sites and email attachments at the moment the data arrives but before being displayed makes it a unique offering. This results in an effective filter even for sites that are brand new and not classified by other products and similarly filter the literally uncontrolled content that can be attached to or embedded in email. The Company intends to be the leader in the parental guidance and control and administrative management of this type of data content. Additionally, the Company intends to emphasize the importance of the program control features of SafePC. The ability to govern the time and day that specific programs of any type can run vastly reduces the possibility of PC misuse by minors or employees. For instance, the messenger services can be restricted for use only during certain daytime hours - not in the middle of the night when many offences or solicitations occur.

    End-user marketing is focused on providing the SafePC product over the Company's Internet web sites as a yearly subscription product. The company will also launch a retail sales program utilizing the distribution companies that service the mass market. In this way, the product is exposed to a broad sector of the market that would match the profile of our consumer. Customers could order the product direct from The Company’s web sites or from resellers, who will stock the product in their stores.

Additionally, special promotional sales programs will be considered that include cooperative efforts with organization such a church, educational institutions, governmental agencies, etc. that focus on content filtering to protect our youth from the dark side of the Internet. Computer manufactures will be contacted to explore joint marketing opportunities. The product would be merchandised in many ways to existing PC owners. The Company may use focused distribution such as major distributors, specialty distributors, and 3rd party representatives in the enterprise arena and local computer resellers situated throughout the United States.

Competition for SafePC:

As mentioned above, SafePC utilizes the ICA content filtering technology that interrogates and analyzes the data that composes images and text to determine its suitability for display. There are products on the market in the SafePC price range but they do not offer the real-time image and text filtering and they do not filter email. Only a few of the very high end and expensive solutions for the enterprise market offer similar capabilities. In most cases the products that do have similar capabilities are licensees of the ICA technology. SafePC is the first product to bring this set of functionality to the market with the ease-of-use required for the average customer to master and at a price the consumer can afford.

From a technical standpoint, the other products in the market at or near the price of SafePC use a web site lookup technique to determine if a site is restricted. Each site needs to be viewed by a person and classified Black (Bad) or White (Good). This means that a very new site will probably not be found in their lookup if the site is very new. Also every page of every site would require review using this method. Complicating the issue, sites change, names change, URL’s are added and or dropped, etc. The web is a dynamic electronic environment. Only a real-time filtering system provides the assurance that every web page and all images are analyzed for objectionable content.

Need for the SecurePC:

The tragic events of September 11, 2001, played a pivotal role in bringing the issue of security to the forefront. In anticipation of future cyber attacks and other forms of terrorist attacks a Homeland Security Department was created in the United States which has led to spending on implementation of more secure information systems in both private and public sectors. Legislation such as the Digital Millennium Copyright Act (DMCA), Graham Leach Bliley Act (GLB), and Health Insurance Portability and Accountability Act (HIPAA) and Sarbanes-Oxley Act of 2002 all play an important role in the implementation of security measures in the industry.

The network security market can be broadly divided into the following products:

Firewalls, intrusion detection tools, content filtering of email, Web and FTP, and network security scanning and reporting. Products developed for these areas do not combine to provide a totally secure access control system that allows multiple users to perform tasks using a common set of hardware. Some applications require total isolation of programs and data from one user to the next. To satisfy the requirements of some of the regulations mentioned above, the system configuration needs to be changed depending on the specific authority level of the user to access certain system resources. This is not a simple task.

The Company developed the SecurePC™ utilizing patented technology developed by Zignx, Inc. in Denmark to address these requirements. The SecurePC supports up to nine user profiles. Each user profile is allocated access to a specific set of internal devices. Up to eight hard disks and/or CD ROM drives, and two NIC or modem cards as well as other devices can be supported. Control is maintained with an internally mounted control unit that enables or disables specific devices at boot-up, independently of the system BIOS. Each device is individually associated with one or more user profile(s). A user profile is, therefore, best described as a set of devices that are active when a particular User Profile is “logged-on”. A secure SuperUser (System Administrator) profile creates Smart Cards and sets internal system parameters.

Access Control System:

The access control system is managed through a combination of a token (SmartCard) and/or a user “Pin-Code” (password). Together these identify valid assigned user profiles and control those resources granted to specific users or user groups and their level of access to the system. A SmartCard is typically assigned to one user who inserts it and enters their pin-code to gain access to their user profile on the SecurePC.

Time Access Monitoring:

The SecurePC incorporates both user-time control and client system-time control access management and only when both these time-frame criteria are valid can the user gain access to the system. An internal clock, accessible only to the SuperUser, prevents users from gaining access by resetting the system time.

Business Strategy for the SecurePC:

The SecurePC will be sold primarily to government and industry on an as specified basis since system configurations will vary widely from application to application.

Competition for SecurePC:

The SecurePC is based on patented hardware and is not a commodity product. While competition may present itself at some point in the future, it is indeterminate at this time. Competing products would have to be engineered in a very custom manor.

In summary, we believe our products are unique in their integration of different classes of protection services that detect, protect, log, and notify users of internal or network based confidential data attacks. In addition, the content filtering and desktop security product fills a need that has not been addressed in an acceptable manner. Developers and users alike have been challenged to come up with an answer to the porn epidemic.

Companies generally compete by advertising product features and having products tested by independent product reviewers and testing companies. The Company will pursue these avenues for competing with their products.

PC Products, Inc.: On June 8, 2004, the end of Fiscal 2004, we formed our PC Products, Inc. subsidiary that started formal operating activities during the first quarter of fiscal year 2005. During the fiscal 2005 the Company had sales of computers and accessories through the PC Products subsidiary which may or may not include the Company's security products. The objective of this subsidiary is to generate end-user awareness of our security products and to better understand the distribution channel. As more fully described below, our PC Products, Inc. subsidiary accounted for a preponderance of our sales and gross profit for fiscal 2005. We anticipate that this trend will continue for at least the next several quarters. The PC Products, Inc. subsidiary sells and distributes a variety of products for the distribution channel. These products, which may or may not include the Company’s security products, include computers, monitors, and other related products for the personal computer market. The products are sold through distributors. TigerDirect has been the main distributor of the products and the PC Products, Inc. subsidiary is dependant upon this customer for a preponderance of its sales. The PC Products, Inc. subsidiary has been responsible for the preponderance of the sales of the Company on a consolidated basis.

The subsidiary has not filed for any copyrights or patents and does not require any Government approval to distribute its products or is subject to special Government regulations.

The PC Products, Inc. subsidiary has not spent any money on research and development and does not have any expenses to comply with any Government environmental regulations.

The PC Products, Inc. subsidiary has one full time employee and 3 part time employees.

During the 4th quarter of fiscal 2005 the Company entered into certain “Transaction Agreements” with Wintergreen Systems and 26 Zone, Inc. These contracts specified certain duties for each party and the proceeds from a Private Notes Offering were to be used to fund the purchase orders and Sales in the PC Products, Inc. subsidiary.

Funds raised through a Private Notes Offering have been utilized for increasing the sales of Products in the PC Products, Inc. subsidiary. We will still need to improve our working capital position in order to markedly increase the sales of computer products. We will need to increase revenue and margins or raise additional funds to fully develop our business. There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company.

Patents, Trademarks and Proprietary Technology:

Copyright notices will be displayed and placed on all software developed for the system.

ComputerSafe® is the registered Trademark of Com-Guard, Inc.

Employees:

The Company, including those at its’ PC Products Inc. subsidiary, has a total of (6) employees, of whom two (2) were in corporate administration and finance, two (2) in engineering, one (1) in sales and marketing and one (1) in clerical administration.

Prior to September 1, 2002 the Company retained its staff through consulting agreements and accrued fees. Initial payroll and employees commenced on September 1, 2002. Consulting services were for executive services, legal and accounting, engineering and sales and marketing.

Reports to security holders:

The Company is fully reporting. The Company will deliver this Form 10-KSB as its annual report to its shareholders. The Company reports its quarterly and annual financial results to the Securities and Exchange Commission (“SEC”). The last report filed by the Company was for the period ended March 31, 2005.

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

Risks and uncertainties:

Risks Relating to Com-Guard.Com, Inc.:

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

Uncertainty of commercial success may affect our ability to remain in business. With respect to our revenue and profitability prospects, we may not be able to achieve commercial success with our Com-Guard products. Furthermore, the computer industry is characterized by rapid change and growth. Accordingly, we may not be able to keep up with the pace of technological change or fund its growth. If we fail to achieve commercial success, we will continue to suffer net losses and we will have to go out of business.

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

Reliance on third party technologies may result in a decreasing demand for our products and our ability to remain in business and may affect the value of your investment. Our software products are designed to run on multiple operating systems and integrate with security products from other vendors. Businesses in the corporate market may not adopt such technologies as anticipated or will not in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from these companies, as to which there can be no assurances, the business, results of operations and financial condition could be materially and adversely affected. If we are unable to successfully and timely develop products that operate under existing or new operating systems, or if pending or actual releases of the new operating systems delay the purchase of products, future net revenues and operating results could be materially adversely affected. Additionally, as hardware vendors incorporate additional server- based network management and security tools into network operating systems, the demand may decrease for some products, including those currently under development. In the event such demand decreases, we will continue to suffer net losses and we will have to go out of business.

Our auditors have expressed doubts about our ability to continue as a going concern which may result in the loss of your entire investment. During fiscal 2005, the Company suffered a net loss from operations of $1,387,000 and had negative cash flows from operating activities of $2,801,000 and as of June 30, 2005 the Company has a working capital and stockholders’ deficiency of $599,000. Accordingly, our auditors expressed their opinion that these matters raise substantial doubt about our ability to continue as a going concern. If we discontinue operations, you will lose your entire investment.

Risks Relating to PC Products, Inc.:

    On May 18, 2005 Agreements were reached for the cooperation of Wintergreen Systems, 26 Zone Inc. and PC Products, Inc. The aforementioned Agreements have certain responsibilities related to manufacturing, service, purchasing, sales and financing. There can be no assurance that all of the activities will be successful according to the contracts.

     PC Products, Inc. has raised monies in a Notes offering. There can be no assurance that during the course of business that monies raised will not be subject to risk or that any monies raised will be sufficient to fund its operations and growth. There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company.

Risks Relating to Our Common Stock

Our common stock has been listed on the NASD OTC Bulletin Board, there can be no assurance that regular trading for our common stock will be developed and sustained. As such, an investor must be able to bear the financial risk of losing their entire investment. Our common stock was listed on December 24, 2002 on the NASD OTC Bulletin Board under the trading symbol "CGUD." There is only limited trading activity in our securities at this time. We do not know if a market for our common stock will be sustained. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

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

Potential volatility of stock price will affect the value of our common stock. There can be no assurance that an active public trading market can be sustained. Furthermore, if a regular trading market for the common stock is sustained, the shares could be subject to significant fluctuations in response to operating results and other factors, many of which are not within our control. Accordingly, you may not be able to obtain a satisfactory price for your shares if you need to sell some or all of your shares at a time when the shares may be depressed.

Item 2. Description of Property.

The Company occupies approximately 2,000 square feet of space in a facility located at 2075 Corte del Nogal, Suite R, Carlsbad, CA 92002, at a monthly rental rate of $2,183. The lease ex-pires on August 31, 2005. The Company is now renting on a “month to month” basis and monthly rental on this fa-cility is subject to annual rent adjustments based on the Consumer Price Index (CPI). The Company owns no real property.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information: Our common stock was listed on December 24, 2002 on the NASD OTC Bulletin Board under the trading symbol "GCUD." There has been only limited trading activity in our securities at this time and there can be no assurance that a regular trading market for our common stock will ever be developed.

The table below sets forth, for the periods indicated, the high and low bid prices of our common stock for the periods indicated, as quoted by the OTC Bulletin Board Research Service. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
September 30, 2003	$0.34	$0.14
December 31, 2003	$0.30	$0.165
March 31, 2004	$0.30	$0.165
June 30, 2004	$0.19	$0.10

September 30, 2004	$0.10	$0.045
December 31, 2004	$0.08	$0.045
March 31, 2005	$0.09	$0.041
June 30, 2005	$0.085	$0.045

On September 30, 2005, the last quoted price by the OTC Bulletin Board was $0.036 per share of common stock.

(b) Holders: As of June 30, 2005, there were approximately 149 shareholders of the Company’s common stock.

(c) Dividends: The Company has never paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all available earnings for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans. The following table sets forth information as to equity compensation plans pursuant to which we may issue our equity securities.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders	26,219,335	$0.19	-

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. We had the following stock issuances within the last three years and as described below. All such shares were sold by the officers and directors of the Company and no underwriters were utilized.

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

3.
On March 4, 2003, a total of 94,286 shares of common stock were issued to one (1) accredited investor creditor of Com-Guard at $.35 per share in consideration of the cancellation of a total of $33,000 debt.

4.
On March 4, 2003, a total of 857,142 shares of common stock were issued to a single accredited investor creditor of Com-Guard at $.70 per share in consideration of the cancellation of a $600,000 debt that occurred in December 2002.

5.
On or about December 15, 2003, a single accredited investor converted its Convertible Promissory Note in the amount of $250,000 into 357,142 shares of common stock at a conversion rate of $.70 per share. The share certificate representing these converted shares was issued on March 4, 2003.

6.
On March 4, 2003, a total of 525,000 shares of common stock at $.35 per share were issued pursuant to a Regulation D, Rule 506 Offering for cash of $187,500 to a total of six (6) accredited shareholders. A total of 262,500 Warrants exercisable at $.70 per share were also issued as part of this offering. Payment for these shares was received in December 2002.

7.
On March 4, 2003, a total of 178,572 shares of common stock were issued to a single accredited investor creditor of Com-Guard at $.70 per share in consideration of the cancellation of a $125,000 debt that occurred in December 2002.

8.
On March 4, 2003, a total of 357,145 shares of common stock were issued to four (4) consultants of Com-Guard at $.70 per share in consideration of various consulting services provided to Com-Guard of a total valuation of $250,000 as follows: 178,572 shares to one (1) shareholder, 71,429 shares to one (1) shareholder, 71,429 shares to one (1) shareholder, and 35,715 shares to one (1) shareholder. Two (2) of the consultants were accredited investors and the other two (2) consultants were unaccredited investors.

9.
On April 2, 2003, a total of 533,716 shares of common stock were issued to eleven (11) consultants of Com-Guard at $.35 per share in consideration of various consulting services provided to Com-Guard of a total valuation of $186,801 as follows: 142,858 shares to one (1) shareholder (accredited investor), 50,000 shares to one (1) shareholder (accredited investor), 50,000 shares to one (1) shareholder (unaccredited investor), 75,000 shares to one (1) shareholder (unaccredited investor), 59,888 shares to one (1) shareholder (accredited investor), 50,000 shares to one (1) shareholder (accredited investor), 15,112 shares to one (1) shareholder (unaccredited investor), 42,858 shares to one (1) shareholder (accredited investor), 18,000 shares to one (1) shareholder (accredited investor), 15,000 shares to one (1) shareholder (unaccredited investor), and 15,000 shares to one (1) shareholder (accredited investor).

10.
On April 2, 2003, a total of 40,000 shares of common stock were issued to three (3) accredited investor consultants of Com-Guard at $.20 per share in consideration of various consulting services provided to Com-Guard of a total valuation of $8,000 as follows: 15,000 shares to one (1) shareholder, 15,000 shares to one (1) shareholder and 5,000 shares to one (1) shareholder.

11.
On September 22, 2003, a total of 200,000 shares of common stock were issued to two (2) accredited investor consultants of Com-Guard at $.20 per share in consideration of various consulting services provided to Com-Guard of a total valuation of $40,000 as follows: 100,000 shares to one (1) shareholder, 100,000 shares to one (1) shareholder.

12.
On October 16, 2003, a total of 450,000 shares of common stock were issued to six (6) employees (prior consultants) and one (1) consultant of Com-Guard at $.20 per share in consideration of various prior consulting services provided to Com-Guard of a total valuation of $90,000 as follows: 100,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 100,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, and 50,000 shares to one (1) shareholder. Four (4) of the consultants were accredited investors and the other three (3) consultants were unaccredited investors.

13.
On October 22, 2003, a total of 200,000 shares of common stock were issued to three (3) accredited investor consultants of Com-Guard at $.20 per share in consideration of various consulting services provided to Com-Guard of a total valuation of $40,000 as follows: 100,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder and 50,000 shares to one (1) shareholder.

14.
On November 12, 2003, a total of 1,032,000 shares of common stock were issued to three (3) employees (prior consultants) and seven (7) consultants of Com-Guard at $.20 per share in consideration of various prior consulting services provided to Com-Guard of a total valuation of $206,400 as follows: 142,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder, 250,000 shares to one (1) shareholder, 100,000 shares to one (1) shareholder, 115,000 shares to one (1) shareholder, 100,000 shares to one (1) shareholder, 100,000 shares to one (1) shareholder and 75,000 shares to one (1) shareholder. Seven (7) of the consultants were accredited investors and the other three (3) consultants were unaccredited investors.

15.
On November 13, 2003, a total of 250,000 shares of common stock were issued to two (2) accredited investor consultants of Com-Guard at $.20 per share in consideration of various consulting services provided to Com-Guard of a total valuation of $50,000 as follows: 125,000 shares to one (1) shareholder, 125,000 shares to one (1) shareholder.

16.
On November 24, 2003, a total of 150,000 shares of common stock were issued to two (2) accredited investor employees (former consultants) of Com-Guard at $.20 per share in consideration of various consulting services provided to Com-Guard of a total valuation of $30,000 as follows: 100,000 shares to one (1) shareholder, 50,000 shares to one (1) shareholder.

17.
On January 21, 2004, a total of 500,000 shares of common stock were issued to two (2) accredited investor consultants of Com-Guard at $.20 per share in consideration of various consulting services provided to Com-Guard of a total valuation of $100,000 as follows: 200,000 shares to one (1) shareholder and 300,000 shares to one (1) shareholder.

18.
On January 23, 2004, a total of 450,000 shares of common stock were issued to six (6) consultants of Com-Guard at $.20 per share in consideration of various prior consulting services provided to Com-Guard of a total valuation of $72,900 as follows: 125,000 shares to one (1) shareholder, 30,000 shares to one (1) shareholder, 35,000 shares to one (1) shareholder, 75,000 shares to one (1) shareholder, 60,000 shares to one (1) shareholder, and 39,500 shares to one (1) shareholder. Four (4) of the consultants were accredited investors and the other two (2) consultants were unaccredited investors.

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

24.	In July 2004, a total of 595,000 shares of common stock were issued in consideration of various consulting services provided to Com Guard with an aggregate value of $59,000.

25.	In December 2004, the Company issued 1,500,000 shares of common stock at $0.05 per share for consulting services totaling $75,000.

26.
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

27.	In June 2005 a total of 1,850,000 shares of common stock at $0.05 per share were issued in consideration of a reduction of payables and accrued expenses.

28.	In June 2005 a total of 750,000 shares of common stock at $0.05 per share were issued for consulting services.

Exemptions from Registration: With respect to the shares issued as noted in Items 5(e)1 through 5(e)4, such issuances were made in reliance upon the private placement exemptions provided by Section 4(2) of the Securities Act of 1933 as amended (the "Act") and Nevada Revised Statutes Sections 78.211, 78.215, 78.3784, 78.3785 and 78.3791 (collectively the "Nevada Statutes") debt cancellations listed at Items 5(e)10, 5(e)11, 5(e)12, and 5(e)14, the placement fee listed at Item 5(e)9 and the consulting services listed at Item 5(e)15, 5(e)16, 5(e)17, 5(e)18, 5(e)20, 5(e)22 through 5(e)28 such issuances were made in reliance on the private placement exemptions provided by Section 4(2) of the Act and the Nevada Statutes.

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

Item 6. Management's Discussion and Analysis or Plan of Operation:

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form l0-KSB. The discussion of the Company's business contained in this Report on Form 10-KSB may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed above at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

Overview:

The Company’s principal business is the exploitation of niche products for the Personal Computer industry that provide enhanced system security for both individual users and network administrators.

The Company offers a variety of computer security and privacy solutions focused on current widespread issues and threats that have been identified and well documented in the industry. The Company’s products integrate features to provide security for computers, networks, and home/office environments.

      ComputerSafe® Security Software - ComputerSafe provides an effective defense against identity theft, unauthorized data access and system intrusion by a local access attempt or through a network connection. The system enables the authorized user to lock, hide and/or encrypt files to safeguard them from the potential damage that may be caused by new viruses, spyware programs, hacker attacks and/or firewall break-ins.  It provides the ability to operate in a stealth mode, monitor keyboard activity, sound audible alarms if desired, and also capture video of intrusions and then dispatch instant notifications via phone, SMS or email. Additionally, the system provides a secure screen saver which makes ComputerSafe ideal for both laptop and desktop security. There is also the ability to obtain the systems IP location in case of theft.

      SafePC™ Content Filtering and Desktop Security Software - SafePC analyzes and stops pornographic images and text, and manages program usage. SafePC’s Desktop Security & Content Filtering enables parents, educators, and system administrators to take control over the level of Internet content censorship that is to be enforced by the system. The sensitivity of the filter is controlled by the authorized user with a slide setting control that ranges from 0 to 100 - the higher the setting, the more the filtration. Using SafePC, the authorized user can determine the web pages and images the PC can display, which software programs can be run and at what times of day they are permitted to be used. To restrict the amount of time children or employees spend using recreational aspects of the computer such as gaming, chat rooms or surfing the web, a parent or System Administrator can lock down those applications between specific times of the day to create “restricted access” periods.

And:

     SecurePC™ Multi-user Access Control System - SecurePC™ addresses the fact that protecting digital assets whether on a single computer or the entire network begins with managing access. The SecurePC™ with the Smart Card technology delivers multi-user access management. It’s unique internal control unit and patented power distribution system ensures an easy to manage but totally secure environment. Additionally, it tracks all user sign-on/off events in a secure log thus providing an audit trail of system usage. Managing up to eight different bootable hard drives and all other hardware assets, the SecurePC ensures that all activities, including damaging behavior on one “System Configuration” doesn’t affect another user or their data on another “System Configuration” This keeps total separation of user programs and data. It also permits the use of different operating systems on one PC.

We have started efforts to market and sell our products through our website: www.com-guard.com and a number of other commercial websites. In addition, we are working on other avenues of distribution and sales for our products. At the end of Fiscal 2004, we formed our PC Products, Inc. subsidiary that started formal operating activities during the first quarter of fiscal year 2005. During the fiscal 2005 the Company had sales of computers and accessories through the PC Products subsidiary which may or may not include the Company's security products. The objective of this subsidiary is to generate end-user awareness of our security products and to better understand the distribution channel. As more fully described below, our PC Products, Inc. subsidiary accounted for a preponderance of our sales and gross profit for fiscal 2005. We anticipate that this trend will continue for at least the next several quarters.

During the 4th quarter of fiscal 2005 the Company entered into certain “Transaction Agreements” with Wintergreen Systems and 26 Zone, Inc. These contracts specified certain duties for each party and the proceeds from a Private Notes Offering were to be used to fund the purchase orders and Sales in the PC Products, Inc. subsidiary.

Funds raised through a Private Notes Offering have been utilized for increasing the sales of Products in the PC Products, Inc. subsidiary. We will still need to improve our working capital position in order to markedly increase the sales of computer products. We will need to increase revenue and margins or raise additional funds to fully develop our business. There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company.

Also See “Risks and Uncertainties” in Part I of this Annual Report on Form 10-KSB.

Results of Operations:

Sales:

Sales for the year ended June 30, 2005 were $6,191,000 compared to $14,000 for the year ended June 30, 2004, an increase of $6,177,000. Sales during the year ended June 30, 2004 were entirely due to Internet sales of our downloadable security products. During the year ended June 30, 2005, such sales only amounted to approximately $4,000. The remaining sales, during the year ended June 30, 2005, were derived from sales of $30,000 of Com-Guard’s hardware products, and $6,157,000 of sales of other manufacturers hardware and software products through the Company’s PC Products subsidiary to a single customer.

Cost of Goods Sold:

    Cost of goods sold for the year ended June 30, 2005 was $5,881,000 compared to $4,000 for the year ended June 30, 2004, an increase of $5,877,000. The increase is attributed to the cost of goods sold for the Com-Guard’s hardware products of $11,000, and $5,870,000 of cost of goods sold for other manufacturers hardware and software products though the Company’s PC Products subsidiary.

During the year ended June 30, 2004, the Company determined that the fair market value of the inventory was less than the carrying amount and recorded a $223,000 write down based on management’s planned marketing and distribution strategies and the expected pricing of the related products. There was no such write down during the year ended June 30, 2005.

Selling, general and administrative:

For the year ended June 30, 2005, selling, general and administrative were $1,622,000 compared to $1,642,000 for the year ended June 30, 2004, a decrease of $20,000. This decrease is attributed reductions in consulting expenses, legal expenses, and marketing expenses due to limited working capital during the period which were partially offset by increases in employee costs, insurance and audit fees during the periods.

Liquidity and Capital Resources:

We have financed our operations primarily through cash generated from the sale of our stock and loans to us. We are no longer classified as a development stage company and have commenced the sales and marketing of our products.

      During the year ended June 30, 2005, the Company incurred a net loss of $1,387,000 and had negative cash flows from operating activities of $2,801,000, and as of June 30, 2005 the Company had a working capital and stockholders’ deficiency of $599,000.

      Our previously developed security products contained software developed for certain hardware circuit boards. We have developed software applications that can be sold as separate products. Since hardware related products (1) have a higher cost to manufacture than stand-alone software products, and (2) recent trends showing that end-users are less likely to purchase and install hardware-based products, we are currently placing a strong emphasis on our standard software products to generate revenue. We are developing strategies in certain key target areas to market our software products.

                 For the year ended June 30, 2005, our auditors expressed their uncertainty as to our ability to continue as a going concern. They cite the cash flow deficiency from operations and the minimal capital resources available to meet existing and anticipated obligations.

The Company expects to satisfy its cash requirements to fund its operations through June 30, 2005 through the use of current cash resources, including the normal settlement of accounts receivable and the current sales backlog. Management’s current plans are: (1) to further commercialize its own products; (2) to market new products, including products from other manufacturers; (3) to continue to operate and improve e-commerce sites to sell its products; and (4) to continue to generate profitable sales and end-user awareness of our security products through our PC Products subsidiary. To successfully execute its current plans, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

      There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company.

Recent Accounting Pronouncements:

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

 Inventory Valuation

The Company regularly monitors and assesses its risk of not incurring any material sales of its inventory in the future. This evaluation is based upon the Company’s sales force efforts and information the Company receives from potential customers. Based upon the results of the analysis, the Company records a write down for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the inventory valuation.

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

Item 7. Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Com-Guard.com, Inc.

We have audited the accompanying consolidated balance sheet of Com-Guard.com, Inc. and subsidiary (collectively, the “Company”) as of June 30, 2005 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Com-Guard.com, Inc. and subsidiary as of June 30, 2005 and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the year ended June 30, 2005 the Company suffered a net loss from operations of $1,387,000 and had negative cash flows from operating activities of $2,801,000 and had a working capital and stockholders’ deficiency of $599,000 as of June 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
October 10, 2005

COM-GUARD.COM, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005

ASSETS
Current assets
Cash and cash equivalents	$100,000
Accounts receivable	553,000
Advances to suppliers	1,624,000
Inventory	349,000
Intangible asset, net	153,000
Deferred financing costs, net	279,000
Other current assets	28,000
Total Current Assets	$3,086,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable	$142,000
Accrued expenses	595,000
Accrued officer compensation	424,000
Line of credit - bank	24,000
Notes payable	2,200,000
Other short-term secured financing	300,000
Total Current Liabilities	3,685,000
Commitments and contingencies
Stockholders’ Deficiency
Common stock, $.001 par value, 100,000,000 shares authorized, 45,759,901 shares issued and outstanding	46,000
Shares to be issued, 7,160,000 shares	7,000
Additional paid in capital	10,233,000
Deferred compensation expense	(136,000)
Accumulated deficit	(10,749,000)
Total Stockholders’ Deficiency	(599,000)
Total Liabilities and Stockholders’ Deficiency	$3,086,000

See accompanying notes to consolidated financial statements

COM-GUARD.COM, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
Net Sales	$6,191,000	$14,000
Cost of goods sold	5,881,000	4,000
Provision for inventory write-down	-	223,000
Gross margin (loss)	310,000	(213,000)
Selling, general and administrative expenses	1,622,000	1,642,000
Loss from operations	(1,312,000)	(1,855,000)
Other income (expense)
Interest expense	(88,000)	(94,000)
Income (loss) on conversion of accrued expenses and convertible debt	12,000	(64,000)
Interest income	1,000	-
Total other income (expense)	(75,000)	(158,000)
Net loss	$(1,387,000)	$(2,013,000)

Net loss per share - basic and diluted	$(0.03)	$(0.09)

Weighted average number of shares outstanding - basic and diluted	42,570,246	22,924,528

See accompanying notes to consolidated financial statements

COM-GUARD.COM, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Deferred Compensation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Expense	Deficit	Total

Balance, June 30, 2003	17,890,006	$18,000	-	$-	$6,621,000	$-	$(7,349,000)	$(710,000)

Stock and warrants issued for cash, net	13,321,668	13,000	-	-	1,161,000	-	-	1,174,000

Stock issued for services	3,957,000	4,000	-	-	785,000	-	-	789,000

Stock issued for conversion of convertible notes payable, conversion inducement and accrued interest	941,083	1,000	293,559	-	187,000	-	-	188,000

Warrants issued with convertible notes payable	-	-	-	-	99,000	-	-	99,000

Stock issued for accounts payable and accrued expenses	3,611,585	4,000	-	-	560,000	-	-	564,000

Net loss, 2004	-	-	-	-	-	-	(2,013,000)	(2,013,000)

Balance, June 30, 2004	39,721,342	40,000	293,559	-	9,413,000	-	(9,362,000)	91,000

Sale of warrants for cash	-	-	-	-	1,000	-	-	1,000

Stock issued for services	2,745,000	3,000	1,150,000	1,000	215,000	(132,000)	-	87,000

Stock issued for conversion of convertible notes payable, conversion inducement and accrued interest	293,559	-	(293,559)	-	-	-	-	-

Stock issued for accounts payable and accrued expenses and cash	3,000,000	3,000	1,850,000	2,000	242,000	-	-	247,000

Shares issued for purchase of intangible assets	-	-	3,500,000	3,000	172,000		-	175,000

Shares issued for debt issue costs	-	-	660,000	1,000	32,000		-	33,000

Deferred consulting expense from issuance of stock options	-	-	-	-	158,000	(158,000)	-	-

Amortization of deferred consulting expense	-	-	-	-	-	154,000	-	154,000

Net loss, 2005	-	-	-	-	-	-	(1,387,000)	(1,387,000)

Balance, June 30, 2005	45,759,901	$46,000	7,160,000	$7,000	$10,233,000	(136,000)	$(10,749,000)	$(599,000)

See accompanying notes to consolidated financial statements.

COM-GUARD.COM, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
Cash Flows From Operating Activities:
Net loss	$(1,387,000)	$(2,013,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and options issued for services	86,000	789,000
Provision for inventory write-down	-	223,000
(Income) loss on conversion of accrued expenses and convertible debt	(12,000)	64,000
Amortization of discount on convertible notes payable	10,000	89,000
Amortization of deferred consulting expense	154,000	-
Amortization of intangible assets	22,000	-
Amortization of debt issue costs	40,000	-
Changes in operating assets and liabilities:
Accounts receivable	(553,000)	2,000
Inventory	139,000	(470,000)
Advances to suppliers	(1,624,000)	-
Debt issue costs	(286,000)	-
Other current assets	(28,000)	17,000
Accounts payable, accrued expenses and accrued officer compensation	638,000	276,000
Net cash used in operating activities	(2,801,000)	(1,023,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net	31,000	1,174,000
Proceeds from notes payable	2,200,000	123,000
Proceeds from other short-term secured financing	300,000	-
Repayment of convertible notes and loans payable	(23,000)	(25,000)
Net (repayments) proceeds from bank line of credit	(1,000)	4,000
Net cash provided by financing activities	2,507,000	1,276,000

Net (decrease) increase in cash and cash equivalents	(294,000)	253,000

Cash and cash equivalents at beginning of year	394,000	141,000

Cash and cash equivalents at end of year	$100,000	$394,000

Supplemental disclosure of cash flow information:

Interest paid	$37,000	$-
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2005, the Company suffered a net loss of $1,387,000 and had negative cash flows from operating activities of $2,801,000. As of June 30, 2005, the Company had a working capital and stockholders’ deficiency of $599,000. The Company has sustained its operations primarily through equity and debt financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management’s current plans are: (1) to further commercialize its own products; (2) to market new products, including products from other manufacturers; (3) to continue to operate and improve e-commerce sites to sell its products; and (4) to continue to generate profitable sales and end-user awareness of our security products through our PC Products subsidiary. To successfully execute its current plans, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations. There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company. Management believes that the actions presently being taken to revise the Company's operating and financial requirements may provide the opportunity for the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Com-Guard.com, Inc. and its wholly owned subsidiary, PC Products, Inc. All significant inter company accounts and transactions have been eliminated in consolidation.

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

(C) Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

(D) Cash and Cash Equivalents

        For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Inventories

Inventories consist of primarily finished goods stated at the lower of cost (first-in, first-out) or market. During the year ended June 30, 2004, the Company determined that the fair market value of the inventory was less than the carrying amount and recorded a $223,000 write down based on management’s planned marketing and distribution strategies and the expected pricing of the related products.

(F) Intangible Asset

Intangible asset, consisting of a customer list, is stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic useful life of one year.

(G) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation was computed using the straight-line method over the estimated economic useful lives of 3 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. As of June 30, 2005, all property and equipment has been fully depreciated.

(H) Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. There were no long-lived assets as of June 30, 2005.

(I) Stock Options and Warrants

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s pro forma net loss and net loss per common share reflects the expense related to options issued to employees which is recognized over the vesting period. For the years ended June 30, 2005 and 2004, the pro forma net loss and net loss per common share would have been as follows:

Net loss:	2005	2004
As reported	$(1,387,000)	$(2,013,000)
Pro forma	$(1,648,000)	$(2,433,000)
Net loss per common share - basic and fully diluted:
As reported	$(0.03)	$(0.09)
Pro forma	$(0.04)	$(0.11)

(J) Significant Customers and Suppliers

During the year ended June 30, 2005, the Company had approximately five (5) customers, one of which accounted for approximately 38% of total consolidated revenues and 100% of consolidated accounts receivable as of June 30, 2005. As of and during the year ended June 30, 2004, no such concentrations existed.

As of and during the year ended June 30, 2005, one supplier accounted for 100% of consolidated prepaid inventories and 99% of total consolidated cost of goods sold. As of and during the year ended June 30, 2004, no such concentrations existed.

(K) Revenue Recognition

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

Revenues for product sales through distributors are typically recognized when (i) delivery has occurred; (ii) the sales price is fixed or determinable; (iii) a right of return does not exist or has expired; and (iv) collectibility is reasonably assured. Distributor sales not satisfying these criteria are treated as consignment inventory and revenue is typically recognized when the product is sold to an end-user and the distributor has paid the Company for the product.

(L) Income Taxes

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

The Company has made no current provision (benefit) for Federal income taxes because of losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets arising from net operating loss carry forwards due to the uncertainty of future realization. The use of any tax loss carry forward benefits may also be limited as a result of changes in Company ownership.

(M) Loss Per Share

Basic and diluted net loss per share for all periods presented is computed based upon the weighted average number of common shares outstanding as defined by SFAS No. 128, "Earnings Per Share". Common stock equivalents, consisting of vested options as of June 30, 2005 and 2004 of 7,787,000 and 2,222,000, respectively, have not been included in the computation of diluted loss per share since the effect would be anti-dilutive for all periods presented.

(N) Fair Value of Financial Instruments

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, advances to suppliers, accounts payable and accrued expenses, line of credit, notes payable and short-term secured financing approximate fair value due to the relatively short period to maturity for these instruments.

(O) Rounding

      All amounts have been rounded to the nearest $1,000 except for share amounts.

(P) Recent Accounting Pronouncements

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

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(A) Intangible Asset

Intangible asset as of June 30, 2005 consisted of the following:

Intangible asset	$175,000
Less: Accumulated amortization	(22,000)
Intangible asset, net	$153,000

Amortization expense for the year ended June 30, 2005 was $22,000.

(B) Property and Equipment

Property and equipment as of June 30, 2005 consisted of the following:

Equipment	$42,000
Furniture and fixtures	3,000
Computers	2,000
47,000
Less: Accumulated depreciation	47,000
Property and equipment - net	$-

There was no depreciation expense for the years ended June 30, 2005 and 2004.

(C) Accrued Expenses

Accrued expenses as of June 30, 2005 consisted of the following:

Consulting fees	$284,000
Employee compensation and benefits	175,000
Other	136,000
Total accrued expenses	$595,000

(D) Supplemental disclosure non-cash investing and financing activities:

        Supplemental disclosure non-cash investing and financing activities for the years ended June 30, 2005 and 2004 consisted of the following:

	2005	2004
Stock issued for conversion of convertible notes payable and accrued interest	$-	$124,000
Stock issued for accounts payable and accrued expenses	$217,000	$564,000
Stock and options issued for future services	$290,000	$-
Stock issued for intangible assets and debt issue costs	$208,000	$-

NOTE 4 - DEBT

(A) Line of Credit - Bank

At June 30, 2005, the Company had a line of credit from a bank for short-term borrowing in the amount of $25,000, which bears interest at floating rates. As of June 30, 2005 the interest rate was 11.75%. This line is unsecured, payable on demand and borrowings amounted to $24,000 at June 30, 2005. Total interest expense associated with the line of credit amounted to $2,000 and $3,000 for the years ended June 30, 2005 and 2004, respectively.

(B) Notes Payable

During fiscal 2005, the Company issued notes payable in the aggregate amount of $2,200,000, which bear interest at the rate of 10% per year. These notes mature in May and June 2006. In addition, during the term that the notes are outstanding, the noteholders are entitled to receive an amount equal to 20% of the gross margin from PC Products sales during the period that the notes are outstanding. During fiscal 2005 such amounts were $13,000. Total interest expense on notes payable was $26,000 for the year ended June 30, 2005.

In conjunction with the initial closing of the financing, the Company paid aggregate commission in the amount of $319,000, consisting of cash commissions of $286,000 and 660,000 shares of its common stock with an aggregate value of $33,000, the fair market value of the shares at closing. This amount is being amortized over the life of the loan as additional interest expense. During fiscal 2005, $40,000 was amortized and recorded as additional interest expense.

(C) Other Secured Financings

During fiscal 2005, the Company entered into a month-to-month agreement with a factoring company to provide financing for up to $375,000 of qualified accounts receivable and related inventory (the “Factor Base”). At June 30, 2005 borrowings under this agreement were $300,000. The borrowings are secured by all of the Company’s personal property including accounts receivable, inventory and fixed assets. Under the terms of the agreement, the Factor may advance to the Company up to 80% of the Factor Base. The Company pays a monthly factoring fee equal to 3% of the Factor Base. During fiscal 2005, such fees were $11,000 and were included in interest expense.

NOTE 5 - DEFINED CONTRIBUTION PLAN

The Company has a 401(k) plan which covers all employees. Participants may contribute up to 15% of their compensation, not to exceed the maximum dollar amount allowable by the Internal Revenue Code. During fiscal 2004, the Company recorded $6,000 as matching contributions. There was no such contribution during fiscal 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

       In conjunction with the sale of convertible notes payable during fiscal 2004, the Company issued warrants to purchase an aggregate of 666,667 shares of the Company’s common stock at a price of $0.15 per share. The warrants were valued using the Black-Scholes pricing model and the aggregate fair value of $99,000 (limited to the face value of the notes) was recorded as a discount on notes payable and amortized as additional interest expense over the life of the notes. During the year ended June 30, 2005, aggregate interest expense associated with the amortization of the discount of notes payable was $10,000. As of June 30, 2005 there was no remaining unamortized discount on notes payable.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases corporate office space, transportation and office equipment under operating leases. The office lease, which expired in August 2005, is currently on a month-to-month basis.

Future minimum lease payments as of June 30, 2005 for the office lease were as follows:

2006	$3,000
Total	3,000

Office rent expense for the years ended June 30, 2005 and 2004 amounted to $27,000 and $26,000, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY

(A) Private Placement

In December 2003, the Company issued 1,666,668 shares of its common stock and 1,666,668 warrants to accredited investors for $217,500, net of offering costs of $32,500. Each warrant is exercisable into shares of the Company’s common stock at $0.30 per share and has a term of three years. As of June 30, 2004, no warrants have been exercised. In a series of transactions between May and June 2004, the Company issued 11,100,000 shares of its common stock and 11,100,000 warrants for $957,000, net of cash offering costs of $153,000 and 555,000 shares of the Company’s common stock. Each warrant is exercisable into shares of the Company’s common stock at $0.15 per share and has a term of three years. As of June 30, 2005, no warrants have been exercised.

During the year ended June 30, 2003 the Company sold 4,314,286 shares and 2,325,000 warrants for net proceeds of $1,314,000, net of offering costs of 500,000 shares of the Company’s common stock. Each warrant is exercisable into shares of the Company’s common stock at $0.70 per share and has a term of five years. As of June 30, 2005, no warrants have been exercised.

(B) Common Stock

In May 2005, the Company agreed to issue 3,500,000 shares of its common stock to a hardware manufacturer in exchange for the right for PC Products to sell products to the manufacturers’ customers. The aggregate value of $175,000, based on the market value of the shares at the date of issuance, was recorded as an intangible asset and is being amortized over the estimated useful life of twelve months.

During fiscal 2005, the Company issued 850,000 shares of its common stock to a consultant for the exercise of an option of $.05 per share and agreed to issue an additional 850,000 shares of its common stock, for which the Company received $30,000 in cash and the balance was a reduction in accrued consulting fees of  $55,000 owed to the consultant.

During fiscal 2005, the Company issued 1,500,000 shares of common stock valued at $0.05 per share and agreed to issue an additional 1,150,000 shares valued at $0.05 per share for consulting services to be provided over a twelve month period. These shares, with an aggregate value of $132,000, were reflected as deferred compensation expense and are amortized as the consulting services are provided. The number of shares issued was based on the fair market value of the services provided. As of June 30, 2005, the unamortized balance, included in deferred consulting expense in the consolidated balance sheets, was $79,000.

During fiscal 2005, the Company converted $24,000 of accounts payable into 250,000 shares of its common stock to be issued having a value of $12,000 resulting in a gain of $12,000, representing the difference in the aggregate conversion price and the market value of the shares on the conversion date. In addition, the Company issued 1,900,000 shares of its common stock and agreed to issue and additional 1,000,000 shares for the exercise of an option through the reduction of accounts payable in the aggregate amount of $120,000.

During fiscal 2005, the Company issued 1,245,000 shares of common stock at prices ranging from $0.09 and $0.10 per share for consulting services totaling $119,000. The number of shares issued was based on the fair market value of the services provided.

As noted in Note 4, in conjunction with the Notes Payable financing, the Company agreed to issue 660,000 shares of its common stock as partial compensation for the closing of the financing. The aggregate value of the shares of $33,000 is included other assets as debt issue costs and is being amortized over the life of the loan as additional interest expense.

In July 2004, the Company issued 293,559 shares of its common stock which represented the common stock to be issued as of June 30, 2004 as part of the June 2004 conversion of convertible notes payable and accrued interest (see Note 6 above).

(C) Stock Options

The Company adopted stock option plans, under which incentive stock options and non-qualified stock options may be granted to employees, directors, and other key persons, to purchase shares of the Company's common stock, at an exercise price equal to no less than the fair market value of such stock on the date of grant, with such options typically vesting over a four-year period and exercisable over a period of not more than ten years after the date of grant.

A summary of the options issued to certain employees and directors as of June 30, 2005 is presented below:

	Number of Options Granted	Weighted Average Exercise Price
Stock Options
Balance, June 30, 2003	-	$-
Granted	4,026,000	0.20
Forfeited	(165,000)	0.20
Balance, June 30, 2004	3,861,000	0.20
Granted	7,850,000	0.05
Exercised	(1,250,000)	0.05
Balance, June 30, 2005	10,461,000	$0.11
Shares vested and exercisable as of June 30, 2005	7,478,000	$0.11
Weighted average remaining contractual life	6.89 years
Weighted average fair value of options granted during 2005	$0.05

In January 2005, the Company granted options to acquire an aggregate of 1,000,000 shares of the Company’s common stock at $0.05 per share, the fair value of the common stock at the date of grant, to a consultant as compensation for consulting services to be provided during succeeding twelve months. These options were valued at $31,000 using the Black-Scholes pricing model. In December 2004, the Company granted options to acquire an aggregate of 3,400,000 shares of the Company’s common stock at $0.05 per share, the fair value of the common stock at the date of grant, to certain consultants as compensation for consulting services to be provided during succeeding twelve months. These options were valued at $127,000 using the Black-Scholes pricing model. As of June 30, 2005, the unamortized balance, included in deferred consulting expense in the condensed consolidated balance sheets, was $57,000.

During the year ended June 30, 2005, 1,250,000 options with an exercise price of $0.05 were exercised with the conversion of accrued expenses in the aggregate of $62,500.

(D) Warrants

In conjunction with the December 2003 financing, the Company issued warrants to purchase 1,666,668 shares of the Company’s common stock. Each warrant is exercisable into shares of the Company’s common stock at $0.30 per share and has a term of three years. As of June 30, 2004, no warrants have been exercised.

In conjunction with the sale of convertible notes payable during fiscal 2004 (see Note 7 above) the Company issued warrants to purchase an aggregate of purchase 666,667 shares of the Company’s common stock at $0.15 per share. The warrants were immediately exercisable and expire in June 2007. During fiscal 2004, aggregate interest expense was approximately $89,000. As of June 30, 2005, none of these warrants have been exercised.

In conjunction with the May and June 2004 financing, the Company issued warrants to purchase 11,100,000 shares of the Company’s common stock. Each warrant is exercisable into shares of the Company’s common stock at $0.15 per share and has a term of three years. As of June 30, 2005, no warrants have been exercised.

During fiscal 2003, in conjunction with financings, the Company issued warrants to purchase 2,325,000 shares of the Company’s common stock. Each warrant is exercisable into shares of the Company’s common stock at $0.70 per share and has a term of three years. As of June 30, 2004, no warrants have been exercised.

NOTE 9 - SALES AND MANUFACTURING AGREEMENTS

In May 2005 the Company’s PC Products subsidiary entered into a five-year Agreement with a computer hardware manufacturer to, among other things, provide manufacturing services. Under the terms of the Agreement, the Company agreed to pay the manufacturer for the cost of the materials plus an amount equal to 40% of the result of the gross margin on the sale of such products less any amounts payable to the Company’s noteholders. During fiscal 2005, the aggregate amount of such fees was $20,000 and is included in cost of goods sold.

In May 2005 the Company’s PC Products subsidiary entered into a five-year agreement with a consultant for the procurement of products and inventory. Under the terms of the agreement, the Company agreed to pay the consultant for the cost of the materials plus an amount equal to 15% of the result of the gross margin on the sale of such products less any amounts payable to the Company’s noteholders. During fiscal 2005, the aggregate amount of such fees was $7,000 and is included in cost of goods sold.

NOTE 10 - INCOME TAXES

The Company's tax expense differs from the "expected" tax expense for the years ended June 30, 2005 and 2004, as follows:

	2005	2004
State income tax provision	$-	$-
U.S. Federal income tax provision (benefit)	(162,000)	(632,000)
Effect of research and development costs	-	-
Tax benefit	(162,000)	(632,000)
Valuation allowance	162,000	632,000
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of June 30, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Research and development costs	$288,000	$288,000
Net operating loss carry forward	2,661,000	2,499,000
Total gross deferred tax assets	2,949,000	2,787,000
Less valuation allowance	(2,949,000)	(2,787,000)
Net deferred tax assets	$-	$-

As of June 30, 2005, the Company had net operating loss carry forwards of approximately $8,672,000, for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2023.

The valuation allowance as of June 30, 2005 and 2004 was $2,949,000 and $2,787,000, respectively. The net change in the valuation allowance during the year ended June 30, 2005 was an increase of $162,000.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2005, the Company issued an additional $1,150,000 of the Company’s 10% notes payable which mature on July 7, 2006.

        Subsequent to June 30, 2005, the Company issued an aggregate of 2,005,000 of the common stock reflected as stock to be issued as of June 30, 2005 and issued an additional 375,000 shares for consulting services valued at $0.04 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

      As of the end of the fiscal year ended June 30, 2005, our chief executive officer and acting chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and the acting chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

      There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8b. Other Information

Not applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

The following information reflects the background and experience of the directors and officers of the Company. The term of office for each director is one year.

Name	Age	Position	Served Since

Edward W. Savarese, Ph.D.	58	Chairman, Chief Executive Officer and Acting Chief Financial Officer	Inception
Edward H. Currie, Ph.D.	63	Director	June 25, 1999
Irwin Roth	73	Director	January 2, 2003
Joseph Sigismonti	64	Director and President	September 1, 2002
Gerry B. Berg	58	Director	September 1, 2002

Dr. Edward W. Savarese is the founder of Com-Guard and has been a director and Chairman of the Board of Directors since its inception. He held the position of Chief Executive Officer of Imaging Technologies Corporation (formerly Personal Computer Products, Inc.) from 1982 to 1998. From 1981 to 1982, he was director of sales for SofTech Microsystems. His responsibilities included establishing and supervising an international sales organization for marketing a microcomputer operating system. From 1978 to 1981, Dr. Savarese was employed by Hewlett Packard Company, first as a sales representative for computer products, and later as district sales manager supervising a sales force in the marketing of mini- and microcomputers. Dr. Savarese holds a Doctorate degree from Columbia University, Teacher's College, with specialization in educational technology and software and systems design. He also holds a Master of Science in administration and management from Pace University.

Dr. Edward H. Currie has been a director of Com-Guard since June 25, 1999. He has more than twenty years of senior management experience in domestic and international microcomputer-related software publishing and hardware manufacturing. Since 1988, Dr. Currie has been president and chief executive officer of ImageSoft, Inc., an international software publisher. From 1981 to 1988, he was chairman, president, and chief executive officer of Lifeboat, a software publishing company. From 1978 to 1981, Dr. Currie served as vice president of product management for the Microsystems Division of Pertec Computer Corp., a supplier of magnetic tape storage devices and microcomputer peripherals. From 1975 to 1978, he was Executive Vice President and General Manager for MITS, the creator of the first microcomputer personal computer, which was subsequently acquired by Pertec. Dr. Currie is a co-founder of PC Magazine, the largest circulation magazine on the personal computer. He also is the founder of C++ Journal and publisher of The PostScript Journal. He has published many articles, including technical articles in U.S. and international trade magazines. He holds BSEE, MS Physics, and Ph.D. Physics from the University of Miami.

Irwin Roth was appointed a director of Com-Guard on January 2, 2003. He is also currently the CEO and Chairman of V Entertainment, Ltd., On-line Entertainment Network, Inc. and GlobalNet Systems, Ltd. Mr. Roth has been a practicing attorney for over 40 years in New York City, where he specializes in securities and entertainment law. In past years, he has served as a director and officer of numerous companies and is presently Chairman and CEO of Color Q, Inc. Mr. Roth received a B.A. degree in Political Science in 1952 and a Juris Doctor degree in 1955 from the University of Michigan.

Joseph Sigismonti serves as a director and President and Chief Operating Officer for Com-Guard. He has been actively involved in the development, marketing, and sales of computer systems and related products for over 30 years. As an electronics engineer, sales representative, line manager, and corporate executive, he has a proven track record in such well-known companies as McDonnell Douglas, Hewlett Packard, Scientific Atlanta, and Perkin Elmer. Mr. Sigismonti has developed and directed large, high-technology marketing and sales forces worldwide. He has held positions as Vice President of sales and marketing; Vice President of worldwide sales; and Executive Vice President of operations in companies serving various high-technology markets. Additionally, he was a principal and founder of companies providing services in sales/marketing management training/consulting and import/export of electronic products. Mr. Sigismonti received his Bachelor of Science degree in electrical engineering from Pennsylvania State University.

Gerry B. Berg served as Vice President and Chief Financial Officer for Com-Guard from September 1, 2002 to June 30, 2004. Mr. Berg is an experienced financial manager. He has many years' experience serving as a financial consultant to private and public companies and in executive capacities, including chief financial officer, for publicly traded companies, including Imaging Technologies Corporation and Greenland Corporation. Mr. Berg is a non-practicing Certified Public Accountant and served six years with Deloitte & Touche. He holds a Bachelor's degree in accounting from Walsh College.

Code of Ethics.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Audit Committee.

       Our board of directors has established an Audit Committee comprised of two directors, Irwin Roth and Edward Currie. The audit committee is primarily responsible for reviewing the services performed by our independent public accountants, evaluating our accounting policies and our system of internal controls, and reviewing significant finance transactions. The functions of the audit committee are focused on three areas: (1) the adequacy of our internal controls and financial reporting process and the reliability of our financial statements; (2) the independence and performance of our independent public accountants: and (3) our compliance with legal and regulatory requirements.

The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

The audit committee meets with management periodically to consider the adequacy of our internal controls and the objectivity of its financial reporting. The audit committee discusses these matters with our independent public accountants. Meeting(s) are held with the independent public accountants who have unrestricted access to the audit committee. The audit committee also appoints and engages the independent public accountants and reviews periodically their performance and independence from management. In addition, the audit committee reviews our financing plans and reports recommendations to the full board of directors for approval and to authorize action.

Management has primary responsibility for our financial statements and the overall reporting process, including our system of internal controls. The independent public accountants audit the annual financial statements prepared by management, express an opinion as to whether those financial statements present fairly our financial position, results of operations and cash flows in conformity with generally accepted accounting principles and discusses with the audit committee any issues they believe should be raised with the audit committee.

The audit committee reviews our audited financial statements and meets with both management and, our independent public accountants, to discuss such audited financial statements, and financial statements included in quarterly reports on Form 10-QSB. Management represents to the audit committee that the financial statements are prepared in accordance with generally accepted accounting principles. The audit committee receives from and discusses with the written disclosure and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), which relates to the auditors independence.

Mr. Berg serves as an advisor to the Audit Committee and is its financial expert; however, since until June 30, 2004 he served as our chief financial officer and secretary, he is not considered independent. Mr. Roth and Dr. Currie are deemed to be independent.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires executive officers and directors who beneficially own more than ten percent (10%) of the Company's common stock to file initial reports of ownership and reports of changes of ownership with the SEC. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of Section 16(a) forms, the Company believes that the following persons have currently filed the necessary Forms 3, 4 and/or 5: Drs. Savarese and Currie and Messrs. Roth, Sigismonti and Berg.

Item 10. Executive Compensation.

The compensation disclosed herein represents all compensation awarded to, earned by or paid to Com-Guard's named executive officers as of June 30, 2005 and 2004. As of June 30, 2005 no officer of the Company has an employment agreement with the Company.

		Annual Compensation Awards				Long-Term Compensation Payouts
Name and Principal Position (a)	Year(1) (b)	Salary (c)	Bonus (d)	Other Annual Compen- sation ($) (e)	Restricted Stock Award(s) ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)	All Other (2) Compen- sation ($) (i)

Edward W. Savarese Chief Executive Officer	2003 2004 2005	180,000 180,000 180,000	- - -	- - -	- - -	- 720,000 1,110,000	- - -	- - -
Joseph Sigismonti President and Chief Operating Officer	2003 2004 2005	- 168,000 168,000	- - -	- - -	- - -	- - 860,000	- - -	75,000 75,000 75,000
Gerry B. Berg (3) Vice-President	2003 2003 2005	- 156,000 -	- - -	- - -	- - -	- - -	- - -	56,000 49,000 -

(1)   Fiscal Year Ended June 30th.
(2)   Accrued consulting fees prior to the individual becoming an employee of the Company.
(3) Mr. Berg was no longer an officer of the Company during fiscal 2005.

The following table provides the specified information concerning grants of options to purchase Common Stock during the fiscal year ended June 30 2005 to the executive officers named in the Summary Compensation Table.

	Individual Grants in 2005				Potential Realizable Value at Assumed Annual Rates of Appreciation for Option Term (3)
Name	Options Granted (Number of Shares) (1)	% of Total Options Granted to Employees in 2004	Exercise or Base Price ($/Share)(2)	Expiration Date	5%	10%
Edward W. Savarese	1,100,000	32.2%	$0.05	January 1, 2015	$90,000	$144,000
Joseph Sigismonti	680,000	24.9%	$0.05	January 1, 2015	$70,000	$112,000

(1)
On January 1, 2005, Dr. Savarese and Mr. Sigismonti were granted options to purchase shares of the Company’s common stock. For Dr. Savarese 220,000 shares subject to the options vested on January 1, 2005, 10,000 options vest in twenty-four equal monthly installments beginning one month after date of grant and 25,000 options vest in twenty-six equal monthly installments beginning one month after date of grant. For Mr. Sigismonti 220,000 shares subject to the options vested on January 1, 2005, 10,000 options vest in twenty-four equal monthly installments beginning one month after date of grant and 15,000 options vest in twenty-six equal monthly installments beginning one month after date of grant.

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
None

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of the date of this prospectus, regarding the beneficial ownership of Com-Guard's common stock by (i) each person who is known to Com-Guard to own beneficially more than five percent (5%) of the outstanding shares of the common stock of Com-Guard, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

	Name of Beneficial Owner	No. Shares	% of Class (A)
1.	Edward W. Savarese (1) 2075 Corte del Nogal Carlsbad, CA 92009	4,148,333	5.8%
2.	Edward H. Currie (2) 657 158th Street Whitestone, NY 11357	625,000	0.9%
3.	Irwin Roth (3) 2075 Corte del Nogal Carlsbad, CA 92009	600,000	0.8%
4.	Joseph Sigismonti (4) 21132 Calle Ocaso Lake Forest, CA 92630	2,417,763	3.4%
5.	Gerry B. Berg (5) 2075 Corte del Nogal Carlsbad, CA 92009	1,470,762	2.0%
8.	All Officers and Directors as a Group	9,261,858	12.9%

(A)    Percentage of ownership is based on 71,979,236 shares of Common Stock outstanding on June 30, 2005. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after June 30, 2005 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

(1)	Includes 1,135,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after June 30, 2005.
(2)	Includes 550,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after June 30, 2005.
(3)	Includes 550,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after June 30, 2005.
(4)	Includes 1,013,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after June 30, 2005.
(5)	Includes 742,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after June 30, 2005.

Item 12. Certain Relationships and Related Transactions.

 None

Item 13. Exhibits and Reports on Form 8-K.

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

        (10i)        License Agreement between the Company and F4i ICA Limited dated August 5, 2003

        (10j)       Transaction Agreements between PC Products, Inc. and Wintergreen Systems dated March 23, 2005.

        (10k)       Security Agreement between PC Products, Inc. and Wintergreen Systems dated May 18, 2005.

         (10l)      Agreement between 26 Zone, Inc. and PC Products, Inc. dated April 20, 2005.

Item 14. Exhibits and Reports on Principal Accountant Fees and Services.

Set forth below are aggregate fees for professional services rendered for the Company by Weinberg & Company, P.A., for the fiscal years ended June 30, 2005 and 2004. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements.

	Fiscal Year Ended June 30, 2005	Fiscal Year Ended June 30, 2004
Audit Fees	$$63,000	$$60,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$$63,000	$60,000

There were no Tax Fees or fees that were classified as All Other Fees as of the fiscal year ended June 30, 2005 and 2004.

Signatures

        In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-KSB and authorized this statement to be signed on its behalf by the undersigned, in the city of Carlsbad, State of California, on October 13, 2004.

COM-GUARD.COM, INC.
BY:
EDWARD W. SAVARESE Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated.

EDWARD W. SAVARESE	Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	October 13, 2005
JOSEPH SIGISMONTI	President and Chief Operating Officer	October 13, 2005
GERRY B. BERG	Director	October 13, 2005
EDWARD H. CURRIE	Director	October 13, 2005
IRWIN ROTH	Director	October 13, 2005